Form 10-Q
period 1999-06-30
TANNING TECHNOLOGY CORP
filed 1999-08-26
CIK 1086384

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM                 TO

                        COMMISSION FILE NUMBER: 0-26795

                        TANNING TECHNOLOGY CORPORATION
                        ------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                    84-1381662
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)


                      4600 South Ulster Street, Suite 380
                            Denver, Colorado  80237
         (Address of Principal Executive Offices, Including Zip Code)

                                (303) 220-9944
             (Registrant's Telephone Number, Including Area Code)


  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of August 25, 1999 there were 20,174,086 shares of our Common Stock, $.01 par value, outstanding.

                        TANNING TECHNOLOGY CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                    Number
                                                                                                 ------------
PART I.     FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements:
              Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.......              2
              Consolidated Statements of Income for the Three and Six Months Ended
                June 30, 1999 and 1998....................................................              3
              Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 1999 and 1998....................................................              4
              Notes to Consolidated Financial Statements..................................              5
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................              7
Item 3.     Qualitative and Quantitative Disclosure About Market Risk.....................             11
PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings.............................................................             13
Item 2.     Changes in Securities and Use of Proceeds.....................................             13
Item 3.     Defaults Upon Senior Securities...............................................             14
Item 4.     Submission of Matters to a Vote of Security Holders...........................             14
Item 5.     Other Information.............................................................             14
Item 6.     Exhibits and Reports on Form 8-K..............................................             14
Signatures................................................................................             16

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                        TANNING TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,               December 31,
                                                                                   1999                     1998
                                                                               -------------            -------------
                                                                                (Unaudited)
Assets
Current assets:
   Cash and cash equivalents............................................       $   6,564,345            $  10,446,111
   Accounts receivable - trade, net.....................................          15,007,158                9,225,153
   Prepaid expenses and other current assets............................           1,991,368                  914,925
                                                                               -------------            -------------
Total current assets....................................................          23,562,871               20,586,189

   Property and equipment, net..........................................           4,051,335                3,215,032
   Deposits and other long-term assets..................................             169,696                  121,854
                                                                               -------------            -------------
Total assets............................................................       $  27,783,902            $  23,923,075
                                                                               =============            =============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.....................................................       $   2,585,655            $   1,554,871
   Accrued compensation.................................................           2,564,899                2,280,842
   Other current liabilities............................................           2,726,456                2,745,781
                                                                               -------------            -------------
Total current liabilities...............................................           7,877,010                6,581,494

Other long-term liabilities.............................................             534,391                  569,536

Stockholders' equity:
     Common stock:
     Class A shares, $0.01 par value:
        Authorized shares - 9,520,293
        Issued and outstanding shares - 9,520,293 at
        June 30, 1999 and December 31, 1998.............................             290,795                  290,795
     Class B shares, $0.01 par value:
        Authorized shares - 5,696,770
        Issued and outstanding shares - 5,696,770 at
        June 30, 1999 and December 31, 1998.............................             151,376                  151,376
     Class C shares, $0.01 par value:
        Authorized shares - 8,536,568
        Issued and outstanding shares - 388,938 at
        June 30, 1999 and none at December 31, 1998.....................              11,880                        -
     Additional paid-in capital.........................................          15,781,423               14,178,203
     Retained earnings..................................................           3,266,399                2,159,428
     Accumulated comprehensive income (loss)............................            (129,372)                  (7,757)
                                                                               -------------            -------------
Total stockholders' equity..............................................          19,372,501               16,772,045
                                                                               -------------            -------------
Total liabilities and stockholders' equity..............................       $  27,783,902            $  23,923,075
                                                                               =============            =============

         See accompanying notes to consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                          Three Months Ended June 30,              Six Months Ended June 30,
                                                       ---------------------------------       ---------------------------------
                                                           1999                1998                1999                1998
                                                       -------------       -------------       -------------       -------------
Services revenue...................................    $  13,214,258       $   5,574,257       $  24,519,307       $  10,187,470
Product sales......................................                -              58,555                   -             628,355
                                                       -------------       -------------       -------------       -------------
Net revenues.......................................       13,214,258           5,632,812          24,519,307          10,815,825

Operating expenses:
  Project personnel costs..........................        6,377,710           2,872,820          11,870,005           5,761,329
  Selling, marketing and administrative
   expenses........................................        6,503,921           2,649,561          11,182,684           4,970,238
  Product development costs........................                -             703,117                   -           1,522,975
                                                       -------------       -------------       -------------       -------------
    Total operating expenses.......................       12,881,631           6,225,498          23,052,689          12,254,542
                                                       -------------       -------------       -------------       -------------
Income (loss) from operations......................          332,627            (592,686)          1,466,618          (1,438,717)

Other income (expense).............................          112,680              30,899             275,494             127,414
                                                       -------------       -------------       -------------       -------------
Income (loss) before provision for
 (benefit from) income taxes.......................          445,307            (561,787)          1,742,112          (1,311,303)

Provision for (benefit from) income taxes..........          157,543            (208,965)            635,141            (487,785)
                                                       -------------       -------------       -------------       -------------
Net income (loss)..................................    $     287,764       $    (352,822)      $   1,106,971       $    (823,518)
                                                       =============       =============       =============       =============
Basic and diluted earnings (loss) per share........    $        0.02       $       (0.02)      $        0.07       $       (0.06)
                                                       =============       =============       =============       =============
Basic weighted average shares outstanding..........       15,584,362          14,785,236          15,465,505          14,716,775
                                                       =============       =============       =============       =============
Diluted weighted average shares outstanding........       17,422,184          14,785,236          16,677,820          14,716,775
                                                       =============       =============       =============       =============

         See accompanying notes to consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              Six Months Ended June 30,
                                                                                    ----------------------------------------------
                                                                                           1999                       1998
                                                                                    -------------------        -------------------
Operating activities
Net income (loss)..............................................................     $         1,106,971        $          (823,518)
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Depreciation and amortization................................................                 619,353                    393,354
  Deferred income taxes / minority interest....................................                   8,718                     91,724
  Changes in operating assets and liabilities:
   Accounts receivable - trade.................................................              (6,056,005)                (1,642,119)
   Other assets................................................................              (1,122,589)                (1,209,760)
   Accounts payable............................................................               1,093,784                   (303,219)
   Accrued compensation........................................................                 307,057                   (229,096)
   Other liabilities...........................................................                  49,935                    442,576
                                                                                    -------------------        -------------------
Net cash used in operating activities..........................................              (3,992,776)                (3,280,058)

Investing activities
Purchase of property and equipment, net........................................              (1,486,656)                  (952,984)
                                                                                    -------------------        -------------------
Net cash used in investing activities..........................................              (1,486,656)                  (952,984)

Financing activities
Borrowings (payments) on long-term debt........................................                 (58,819)                   625,996
Proceeds from exercise of stock options........................................               1,299,225                          -
Proceeds from issuance of common stock.........................................                 315,875                  1,900,000
                                                                                    -------------------        -------------------
Net cash provided by financing activities......................................               1,556,281                  2,525,996

Effect of exchange rate on cash................................................                  41,385                         37
                                                                                    -------------------        -------------------
Net decrease in cash and cash equivalents......................................              (3,881,766)                (1,707,009)

Cash and cash equivalents at beginning of period...............................              10,446,111                  7,768,636
                                                                                    -------------------        -------------------
Cash and cash equivalents at end of period.....................................     $         6,564,345        $         6,061,627
                                                                                    ===================        ===================

         See accompanying notes to consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION


        The accompanying unaudited consolidated financial statements have been prepared by Tanning Technology Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in our Registration Statement on Form S-1 (SEC File No. 333-78657). The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

(2) EARNINGS PER SHARE

        We have adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The following table reflects the basic and diluted weighted average shares.

                                                     Three Months Ended June 30,              Six Months Ended June 30,
                                                  ---------------------------------       ---------------------------------
                                                      1999                1998                 1999                1998
                                                  -------------       -------------       -------------       -------------
Weighted-average shares outstanding............      15,584,362          14,785,236          15,465,505          14,716,775
Dilutive impact of options outstanding.........       1,837,822                   -           1,212,315                   -
                                                  -------------       -------------       -------------       -------------
Weighted-average shares and potential dilutive
 shares outstanding............................      17,422,184          14,785,236          16,677,820          14,716,775
                                                  =============       =============       =============       =============

(3)  CAPITAL STOCK

        On July 28, 1999, we completed an initial public offering of Common Stock, par value $.01 per share ("Common Stock"), in which we sold 4,000,000 shares of Common Stock at $15.00 per share. On August 23, 1999, we issued an additional 310,920 shares of Common Stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to the Company from these transactions, net of underwriting discounts and costs of the offering, were approximately $58.4 million.

        In connection with the initial public offering, we effected a 1 for 3.05 reverse stock split of our Class A and Class C common shares and a 1 for 2.67 reverse stock split of our Class B common shares, and each of the Class A, Class B and Class C common stock was converted into one class of voting common stock. All references to common shares in the accompanying financial statements reflect the Company's reverse stock splits, but not the conversion to one class of common stock, retroactively applied to all periods presented.

        During the six months ended June 30, 1999, we issued 388,938 shares of Class C common stock. These shares were issued in conjunction with purchases under our qualified stock purchase plan, as well as the exercise of vested stock options.

(4)  NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is required to be adopted in years beginning after June 15, 2000. We anticipate that the adoption of SFAS No. 133 will not have a significant effect on the financial condition of the Company.

(5)  SEGMENT REPORTING

        During 1998, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we operated as a single business unit for all periods presented.

        SFAS 131 also requires the disclosure of certain financial information pertaining to geographic areas. Long-lived assets located outside the United States are not material. Information about our revenues by geographic area is as follows (in thousands):

                                                  Three Months Ended June 30,                     Six Months Ended June 30,
                                                -------------------------------               ---------------------------------
                                                   1999                  1998                    1999                    1998
                                                ---------             ---------               ---------               ---------
Revenues from external customers:
  United States.........................        $   8,097             $   3,949               $ 15,173                $   8,039
  Denmark...............................            3,849                 1,435                  7,324                    2,279
  UK and other Europe...................            1,268                   249                  2,022                      498
                                                ---------             ---------               ---------               ---------
     Total..............................        $  13,214             $   5,633               $ 24,519                $  10,816
                                                =========             =========               =========               =========

(6)  COMPREHENSIVE INCOME

        During 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:

                                                  Three Months Ended June 30,                     Six Months Ended June 30,
                                                -------------------------------               ---------------------------------
                                                   1999                  1998                    1999                    1998
                                                ---------             ---------               ---------               ---------
Net income (loss).......................          287,764              (352,822)              1,106,971                (823,518)
Foreign currency translation............          (68,914)                1,210                (121,615)                     37


                                                ---------             ---------               ---------               ---------
 Comprehensive income (loss)............          218,850              (351,612)                985,356                (823,481)
                                                =========             =========               =========               =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to our expectations, beliefs, hopes, intentions, prospects and strategies. Such forward-looking statements are subject to various risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements and our expectations as a result of, among other things, potential difficulties in managing growth, controlling costs, recruiting and retaining technical and management professionals and key employees, our dependence on our principal clients, the ability of clients to terminate projects before completion, difficulties associated with international operations and expansion, difficulties in estimating the time and resources necessary for project engagements and in continuing to perform challenging and critical projects in a manner that satisfies our clients, the intensely competitive nature of the business areas in which we compete, difficulties in responding to changing technology, industry standards and client preferences, dependence on continued growth in use and acceptance of the Internet, difficulties associated with potential acquisitions and investments, and the other factors set forth in
Exhibit 99.1 to our Securities and Exchange Commission filings as well as factors discussed elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        We are an information technology services provider that architects, builds and deploys enterprise solutions for companies in the United States and internationally. We specialize in large, complex, integrated solutions that incorporate online transaction processing and very large databases. Internet technologies are central to many of our solutions, enabling direct interaction among customers and business partners on the World Wide Web, and among employees within the organization on their private intranets.


        Our revenue is comprised primarily of fees generated for professional services. Historically, we have generally provided services to clients on a time and materials basis, although we sometimes work on a fixed-fee basis. Under time and materials contracts, we recognize revenue as services are provided. Under fixed-fee contracts, we recognize revenue on a percentage of completion basis. In the future, we anticipate that an increasing percentage of our client engagements will be subject to fixed-fee or other arrangements that are not solely based on time and materials. We are generally reimbursed for reasonable expenses under our contracts.

        Revenue from foreign operations represents revenue for professional services performed for clients outside the United States. Revenue from foreign operations has made an increasing contribution to our total services revenue and we anticipate continued growth in revenue from foreign operations. Foreign operations represented approximately 35% of services revenue in 1998 and 38% of services revenue in the first six months of 1999.

        Revenue from a limited number of clients has comprised a very substantial portion of our revenues and is expected to represent a very substantial portion of our revenues in the foreseeable future. Any cancellation, deferral or significant reduction in work performed for these principal clients could have a material adverse effect on our business, financial condition and results of operations.

        In 1998, we had revenue from both services and, to a lesser extent, product sales. We completed the sale of the rights to one of our software products in the third quarter of 1998. We have shifted our business focus to concentrate solely on generating revenues from services.

        Project personnel costs represent our most significant expense and consist primarily of salaries, bonuses and employee benefits for company personnel dedicated to client assignments, and fees paid to subcontractors for work performed on our projects. Subcontractors generally cost us more than our own project personnel; consequently, we usually generate lower gross profit margins by using subcontractors. Non-billable time incurred by our project personnel resulting from start-up time for new hires and training time incurred to upgrade the skills of existing staff may cause gross profit margins to decrease.

        Selling, marketing and administrative expenses consist primarily of salaries, bonuses and employee benefits for non-project personnel, occupancy costs, staff recruiting costs, travel expenses, depreciation expenses and promotional costs. Our sales and marketing costs are expected to increase as a percentage of revenue in the future as we enhance our selling effort. We also expect to expand geographically by opening new offices in 1999 and 2000. This will require us to purchase office equipment and computer networking equipment, both of which will increase our depreciation expense.

        In anticipation of business growth, we expect to incur costs and expend capital. We can give no assurances that we will continue to grow, or that we will grow at a pace that will support these costs and expenditures. To the extent revenues do not increase at a rate commensurate with these additional costs and expenditures, our results of operations and liquidity could be materially and adversely affected. In particular, we expect that our plans for increases in expenses and capital expenditures over the next year to support our growth will negatively impact profitability.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income.

                                                           Three Months                         Six Months
                                                          Ended June 30,                       Ended June 30,
                                                   -----------------------------        ------------------------------
                                                        1999             1998                1999              1998
                                                   ------------     ------------        ------------      ------------
Services revenue...................................         100%              99%                100%               94%
Product sales......................................           0                1                   0                 6
                                                   ------------     ------------        ------------      ------------
Net revenues.......................................         100              100                 100               100
Project personnel costs............................          48               51                  48                53
                                                   ------------     ------------        ------------      ------------
Gross profit margin................................          52               49                  52                47

Selling, marketing and administrative..............          49               47                  46                46
Product development costs..........................           0               13                   0                14
                                                   ------------     ------------        ------------      ------------
Income (loss) from operations......................           3              (11)                  6               (13)
Interest income (expense) and other, net...........           0                1                   1                 1
                                                   ------------     ------------        ------------      ------------
Income (loss) before income taxes..................           3              (10)                  7               (12)
Income tax provision (benefit).....................           1               (4)                  3                (4)
                                                   ------------     ------------        ------------      ------------
Net income (loss)                                             2%              (6)%                 4%               (8)%
                                                   ============     ============        ============      ============

Comparison of Three Months Ended June 30, 1998 and 1999

Net revenues

        Our net revenues increased $7.6 million, or 136%, to $13.2 million for the second quarter of 1999 from $5.6 million for the second quarter of 1998. The increase in revenues reflects an increase in the average size of client projects as well as higher average billing rates. During the second quarter of 1999, as compared to the second quarter of 1998, our average revenue per customer increased by 184%. The increase in services revenue from our foreign operations also contributed to this increase in overall revenue. The revenue from foreign operations increased $3.4 million, or 204%, to $5.1 million for the second quarter of 1999 from $1.7 million for the second quarter of 1998. Revenues from our five largest clients as a percentage of total revenues was 74% for both periods.

Project personnel costs

        Our project personnel costs increased $3.5 million, or 122%, to $6.4 million for the second quarter of 1999 from $2.9 million for the second quarter of 1998. This increase was primarily due to an increase in project personnel from 85 at June 30, 1998 to 163 at June 30, 1999, as well as higher salaries. Our gross profit margin increased from 49% for the second quarter of 1998 to 52% for the same period in 1999, principally as a result of higher average billing rates and increased utilization of project personnel.

Selling, marketing and administrative

        Our selling, marketing and administrative expenses increased $3.9 million, or 145%, to $6.5 million for the second quarter of 1999 from $2.6 million for the second quarter of 1998. The increase in selling, marketing and administrative expenses was primarily due to additional selling and marketing activities undertaken to drive our revenue growth, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. Our sales, marketing and administrative staff grew from 30 employees at June 30, 1998 to 65 employees at June 30, 1999.

Product development costs

        We incurred costs associated with software product sales during the second quarter of 1998 of $0.7 million, or 13% of net revenues. No such costs were incurred in 1999. We have no plans to continue the development of software for resale purposes.

Provision for (benefit from) income taxes

        Income tax expense represents combined federal, state, and foreign taxes. Our income tax provision increased to $0.2 million on pre-tax profits of $0.4 million for the second quarter of 1999 as compared to a tax benefit of $0.2 million on pre-tax losses of $0.6 million for the second quarter of 1998. The tax benefit was recorded in the first quarter of 1998 on the pre-tax losses in anticipation of applying the tax benefit to future tax provisions as we generate future profits. Our effective tax rate was 35% for the second quarter of 1999 and 37% for the same period in 1998.

Comparison of Six Months Ended June 30, 1998 and 1999

Net revenues

        Our net revenues increased $13.7 million, or 127% to $24.5 million for the first half of 1999 from $10.8 million for the first half of 1998. Included in the first half of 1998 net revenue is $0.6 million of revenue from product sales; there was no revenue from product sales in the first half of 1999. The increase in services revenue of 141% reflects an increase in the average size of client projects as well as higher average billing rates. During the first half of 1999, as compared to the first half of 1998, our average revenue per customer increased by 132%. The increase in services revenue from our foreign operations also contributed to this increase in overall revenue. The revenue from foreign operations increased $6.5 million, or 237%, to $9.3 million for the first half of 1999 from $2.8 million for the first half of 1998. Revenues from our five largest clients as a percentage of total revenues were 73% for both periods.

Project personnel costs

        Our project personnel costs increased $6.1 million, or 106%, to $11.9 million for the first half of 1999 from $5.8 million for the first half of 1998. This increase was primarily due to an increase in project personnel from 85 at June 30, 1998 to 163 at June 30, 1999, as well as higher salaries. Our gross profit margin increased from 47% for the first half of 1998 to 52% for the same period in 1999, principally as a result of higher average billing rates and increased utilization of project personnel.

Selling, marketing and administrative

        Our selling, marketing and administrative expenses increased $6.2 million, or 125%, to $11.2 million for the first half of 1999 from $5.0 million for the first half of 1998. The increase in selling, marketing and administrative expenses was primarily due to additional selling and marketing activities undertaken to drive our revenue growth, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. Our sales, marketing and administrative staff grew from 30 employees at June 30, 1998 to 65 employees at June 30, 1999.

Product development costs

        We incurred costs associated with software product sales during the first half of 1998 of $1.5 million, or 14% of net revenues. No such costs were incurred in 1999.

Provision for (benefit from) income taxes

        Our income tax provision increased to $0.6 million on pre-tax profits of $1.7 million at the end of the first half of 1999 as compared to a tax benefit of $0.5 million on pre-tax losses of $1.3 million for the comparable period of 1998. The tax benefit was recorded in the first quarter of 1998 on the pre-tax losses in anticipation of applying the tax benefit to future tax provisions as we generate future profits. Our effective tax rate was 36% for the first half of 1999 and 37% for the same period in 1998.

Liquidity and Capital Resources

        Historically, we have funded operations and investments in property and equipment primarily through cash generated from operations, the sale of common stock and, to a lesser extent, borrowings. Outstanding debt of $1.1 million was paid off in 1998 with the net proceeds from the sale of common stock of $1.9 million. At June 30, 1999, we had a bank note outstanding of approximately $520,000, the proceeds of which were used to acquire office furniture and fixtures. The note bears interest at 8.71% and principal and interest payments are payable over a 60-month term.

        Cash and cash equivalents decreased to $6.6 million at June 30, 1999 from $10.4 million at December 31, 1998. The decrease was primarily due to investments in property and equipment, and the timing of client remittances; partially offset by proceeds from the issuance of common stock and the exercise of stock options in the amount of $1.6 million.

        On July 28, 1999, we completed an initial public offering of Common Stock which resulted in the sale of 4,000,000 shares of Common Stock at $15.00 per share. On August 23, 1999, we issued an additional 310,920 shares of Common Stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to the Company from these transactions, net of underwriting discounts and costs of the offering, were approximately $58.4 million. The net proceeds of the offering (including the net proceeds of the underwriters' exercise of the over-allotment option) have been invested in short-term, interest bearing, investment grade obligations. Based on our current business plan, we believe that the cash provided from operations, cash on hand, and our proceeds from the initial public offering will be sufficient to meet our cash requirements at least through the end of 2000. We currently have no material commitments for capital expenditures.

Year 2000 Readiness

     Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. These programs were unable to distinguish properly between the year 1900 and the year 2000, and as such, risk failure with the changing of the century. This circumstance is frequently referred to as the "Year 2000 issue."

     We rely on information technology systems, applications and devices in several aspects of our business, including service delivery, time reporting, and financial accounting. In this regard, we have conducted an assessment of our information technology systems and believe that significant changes will not be necessary in order to achieve a Year 2000 date conversion with no effect on customers or disruption of business operations. We have obtained written and/or verbal confirmation, either directly or through published materials, from our major third-party software providers that those applications currently being used are Year 2000 compliant or that revised versions that are compliant will become available. Internally generated applications have been largely tested and deemed compliant as well. Our computer hardware platforms, principally servers, have been confirmed as Year 2000 compliant by the server manufacturers, or have been appropriately upgraded in order to achieve compliance. Based on currently available information, we believe that the total expense related to these efforts will not have a material impact on our results of operations.

     In addition to our internal systems, we also rely, directly and indirectly, on the systems of business enterprises such as clients, suppliers, utilities, creditors and financial institutions, both domestic and international. We plan to obtain assurances from those material third-party vendors with which we transact business that there will be no interruption of service as a result of the Year 2000 issue. To the extent that assurances are not given, we intend to devise contingency plans to mitigate the negative effects on our company in the event the Year 2000 issue results in the unavailability of services. In addition, the failure of the accounting systems of our clients due to the Year 2000 issue could result in a delay in the payment of invoices we have issued for services rendered. A delay in payment of invoices could have a material negative effect on us. Although we have not yet done so, we intend to inquire of, and obtain assurances from, our major customers regarding the compliance of their accounting systems. We also plan to assess risks related to the potential failure of our non-information technology systems, which include, among other things, our climate control systems and elevators. We expect to complete our comprehensive risk assessment and related contingency plan in the third quarter of 1999.

     Although our principal service offerings generally do not include Year 2000 remediation services, former, present and future clients could assert claims against us related to the Year 2000 issue. There can be no assurance that all information technology systems we have designed, developed, recommended or deployed will be Year 2000 compliant. Any Year 2000-related failure of critical client systems in which we were involved could result in claims being asserted against us, regardless of whether the failure is related to the services provided by us. If asserted, any liability that may result, and the time and resources used in resolving these claims, could have a material adverse effect on us.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We are exposed to market risk principally as a result of changes in interest rates and foreign currency exchange rates. Through June 30, 1999, we invested our excess cash in cash equivalents. As of June 30, 1999, our exposure to reasonably possible near-term changes in interest rates was not significant to our financial position, results of operations and cash flows. Our exposure to interest rate changes subsequent to June 30, 1999 is greater as a result of investing the proceeds of our initial public offering in July 1999 in cash equivalents. At June 30, 1999, our pro forma cash and cash equivalents assuming the completion of the public offering at that date is $65 million.

     We provide our services to customers primarily in the United States, the United Kingdom and Denmark. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. Historically we have not experienced material fluctuations in our results of operations due to foreign currency exchange rate changes.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds

     Sales of Unregistered Securities. On April 15, 1999, we sold an aggregate of 180,500 shares of Class C common stock, par value $.01 per share (all of which was reclassified as Common Stock, par value $.01 per share, on a 1-for-
3.05447 basis upon the completion of our initial public offering) to our employees at a purchase price of $1.75 per share pursuant to our 1999 Qualified Stock Purchase Plan. All of such sales were made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Rule 701 promulgated thereunder.

     Use of Proceeds from Sales of Registered Securities. On July 28, 1999, we completed an initial public offering of Common Stock, par value $.01 per share. The managing underwriters for the offering were Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., CIBC World Markets Corp., ING Barings LLC and Adams, Harkness & Hill, Inc. (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-78657) (the "Registration Statement") that was declared effective by the Securities and Exchange Commission on July 22, 1999. The offering commenced on July 23, 1999. On July 28, 1999, 4,000,000 shares of Common Stock registered under the Registration Statement were sold at a price of $15.00 per share. On August 23, 1999, we issued an additional 310,920 shares of Common Stock in connection with the exercise of the underwriters' over-allotment option.

     The aggregate price of the offering amount registered and sold (including pursuant to the underwriters' exercise of their over-allotment option) was $64,663,800. In connection with the offering, we paid an aggregate of $4,526,466 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the other estimated expenses incurred in connection with the offering.


          Registration fee under Securities Act    $   15,985
          NASD filing fee                               6,250
          The Nasdaq National Market fees              95,000
          Legal fees and expenses                     750,000
          Accounting fees and expenses                200,000
          Advisory fee                                250,000
          Printing and engraving expenses             200,000
          Registrar and transfer agent fees            10,000
          Miscellaneous expenses                      222,765
                                                   ----------
          Total                                    $1,750,000
                                                   ==========

Included in the expenses incurred in the offering is a fee of $250,000 we paid to AEA Investors Inc., the parent of AEA Tanning Investors Inc., which is a beneficial owner of our common stock, for strategic advisory services in connection with the offering. Included in the expenses incurred in the offering is a fee we paid to Fried, Frank, Harris, Shriver & Jacobson. Frederick H. Fogel has joined us as Vice President of Business Affairs and General Counsel. Mr. Fogel is and will continue as a partner at Fried, Frank, Harris, Shriver & Jacobson. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $58.4 million.

     The net proceeds of the offering (including the net proceeds of the underwriters' exercise of their option) have been invested in short-term, interest bearing, investment grade obligations, pending their use for other purposes. None of the net proceeds of the offering will be paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10% or more of any class of our equity securities or our affiliates. We expect to use such proceeds for working capital and general corporate purposes.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          On April 16, 1999, at an annual meeting of the Company's stockholders, holders of a majority of the outstanding shares of voting stock of the Company elected Bipin Agarwal, Toni S. Hippeli, Christopher P. Mahan, Joseph P. Roebuck, Henry F. Skelsey and Larry G. Tanning to the Board of Directors of the Company and elected Larry G. Tanning as Chairman of the Board.

Item 5.   Other Information

          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

           4.2 Amended and Restated Registration Rights Agreement, dated as of July 20, 1999, by and among Tanning and the parties listed as signatories thereto
          10.4 Form of Employment, Confidentiality and Non-Competition Agreement (including Employee-Specific Terms) between Tanning and Larry Tanning*
          10.5 Form of Promissory Note in the amount of $250,000, made by Larry Tanning in favor of Tanning*
          10.6 Form of Employment, Confidentiality and Non-Competition Agreement (including Employee-Specific Terms) between Tanning and Bipin Agarwal*
          10.7 Form of Promissory Note in the amount of $250,000, made by Bipin Agarwal in favor of Tanning*
          10.8 Form of Employment, Confidentiality and Non-Competition Agreement between Tanning and each of Henry F. Skelsey, John Piccone and Frederick H. Fogel*
          10.9 Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and Henry F. Skelsey, dated as of June 1, 1999*
          10.10 Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and John Piccone, dated as of June 30, 1999*
          10.11 Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and Frederick H. Fogel, dated as of June 30, 1999*
          10.12 Amended and Restated Shareholder Agreement, dated as of July 20, 1999, by and among Tanning and the parties listed as signatories thereto
          10.13 Separation Agreement and Release between Tanning and Thomas J. Stack, dated as of May 14, 1999*
          27.1  Financial Data Schedule
          99.1 Cautionary Statement for Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

          * Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 21, 1999

     (b)  Reports on Form 8-K.

     We did not file any Reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          TANNING TECHNOLOGY CORPORATION

Date: August 26, 1999     By: /s/ Larry G. Tanning
                              --------------------
                              Name:   Larry G. Tanning
                              Title:  President, Chief Executive Officer and
                                      Director


Date: August 26, 1999     By: /s/ Henry F. Skelsey
                              --------------------
                              Name:   Henry F. Skelsey
                              Title:  Executive Vice President, Chief Financial
                                      Officer and Director (Principal Financial
                                      and Accounting Officer)