Form 10-Q
period 1999-09-30
TANNING TECHNOLOGY CORP
filed 1999-11-15
CIK 1086384

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

       [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM                 TO

                        COMMISSION FILE NUMBER: 0-26795

                        TANNING TECHNOLOGY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                       DELAWARE                           84-1381662
                (State or Other Jurisdiction           (I.R.S. Employer
               Incorporation or Organization)        Identification No.)

                    4600 South Syracuse Street, Suite 1200
                            Denver, Colorado  80237
         (Address of Principal Executive Offices, Including Zip Code)

                                (303) 220-9944
             (Registrant's Telephone Number, Including Area Code)

                                Former Address:
                      4600 South Ulster Street, Suite 380
                            Denver, Colorado  80237


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

     As of November 12, 1999 there were 20,194,956 shares of Common Stock, $.01 par value, outstanding.

                        TANNING TECHNOLOGY CORPORATION

                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                        Number
                                                                                                  ------------------
PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.........            2
           Consolidated Statements of Income for the Three and Nine Months Ended
           September 30, 1999 and 1998........................................................            3
           Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
           1999 and 1998......................................................................            4
           Notes to Consolidated Financial Statements.........................................            5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations......................................................................            7
Item 3.    Qualitative and Quantitative Disclosures About Market Risk.........................           13
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings..................................................................           14
Item 2.    Changes in Securities and Use of Proceeds..........................................           14
Item 3.    Defaults Upon Senior Securities....................................................           14
Item 4.    Submission of Matters to a Vote of Security Holders................................           14
Item 5.    Other Information..................................................................           14
Item 6.    Exhibits and Reports on Form 8-K...................................................           14
Signatures....................................................................................           15

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                        TANNING TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,            December 31,
                                                                                      1999                     1998
                                                                             -----------------        ----------------
                                                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents.............................................       $    66,365,250         $    10,446,111
  Accounts receivable - trade, net......................................            15,592,734               9,225,153
  Prepaid expenses and other current assets.............................             1,494,275                 914,925
                                                                             -----------------        ----------------

Total current assets....................................................            83,452,259              20,586,189

  Property and equipment, net...........................................             4,680,600               3,215,032
  Notes receivable, employees...........................................               500,000                       -
  Deposits and other long-term assets...................................               357,033                 121,854
                                                                             -----------------        ----------------

Total assets............................................................     $      88,989,892         $    23,923,075
                                                                             =================        ================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable......................................................     $       3,416,134        $     1,554,871
  Accrued compensation..................................................             3,412,149              2,280,842
  Other current liabilities.............................................             2,656,610              2,745,781
                                                                             -----------------        ---------------

Total current liabilities...............................................             9,484,893              6,581,494

Other long-term liabilities.............................................               219,205                569,536
Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares - 5,000,000
     Issued and outstanding shares - none at September 30,1999
       and December 31, 1998............................................                     -                      -
  Common stock, $0.01 par value:
     Authorized shares - 70,000,000
     Issued and outstanding shares - 20,180,633 at
       September 30, 1999 and  15,217,063 at December 31, 1998..........               201,806                152,171
  Additional paid-in capital............................................            75,393,647             14,468,203
  Retained earnings.....................................................             3,714,932              2,159,428
  Accumulated comprehensive income (loss)...............................               (24,591)                (7,757)
                                                                             -----------------        ---------------
Total stockholders' equity..............................................            79,285,794             16,772,045
                                                                             -----------------        ---------------
Total liabilities and stockholders' equity..............................     $      88,989,892        $    23,923,075
                                                                             =================        ===============

         See accompanying notes to consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                  (UNAUDITED)

                                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                                    --------------------------------   -------------------------------
                                                         1999             1998              1999             1998
                                                    ------------     ------------      ------------     ------------
Services revenue..................................  $ 16,005,110     $  9,184,597      $ 40,524,417     $ 19,372,067
Product sales.....................................             -        2,308,881                 -        2,937,236
                                                    ------------     ------------      ------------     ------------

Net revenues......................................    16,005,110       11,493,478        40,524,417       22,309,303
Operating expenses:
  Project personnel costs.........................     7,745,522        4,003,722        19,615,527        9,765,051
  Selling, marketing and administrative
    expenses......................................     7,935,701        3,211,589        19,118,385        8,181,827
  Product development costs.......................             -        1,181,296                 -        2,704,271
                                                    ------------     ------------      ------------     ------------
     Total operating expenses.....................    15,681,223        8,396,607        38,733,912       20,651,149
                                                    ------------     ------------      ------------     ------------

Income from operations............................       323,887        3,096,871         1,790,505        1,658,154
Other income......................................       488,761          104,531           764,255          231,945
                                                    ------------     ------------      ------------     ------------

Income before provision for income taxes..........       812,648        3,201,402         2,554,760        1,890,099
Provision for income taxes........................       364,115        1,191,855           999,256          704,070
                                                    ------------     ------------      ------------     ------------
Net income........................................  $    448,533     $  2,009,547      $  1,555,504     $  1,186,029
                                                    ============     ============      ============     ============
Basic earnings per share..........................  $       0.02     $       0.13      $       0.09     $       0.08
                                                    ============     ============      ============     ============
Basic weighted average shares outstanding.........    19,003,322       15,217,063        16,657,736       14,885,370
                                                    ============     ============      ============     ============
Diluted earnings per share........................  $       0.02     $       0.13      $       0.08     $       0.08
                                                    ============     ============      ============     ============
Diluted weighted average shares outstanding.......    22,201,513       15,465,471        18,532,010       14,993,570
                                                    ============     ============      ============     ============

         See accompanying notes to consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                             Nine months ended September 30,
                                                                                        ----------------------------------------
                                                                                             1999                       1998
                                                                                        --------------             -------------
Operating activities
Net income..........................................................................       $ 1,555,504               $ 1,186,029
Adjustments to reconcile net income to net cash provided by (used in)
 Operating activities:
  Depreciation and amortization.....................................................         1,060,546                   651,747
  Other operating activities........................................................            62,784                    66,626
  Changes in operating assets and liabilities:
     Accounts receivable - trade....................................................        (6,393,581)               (4,280,523)
     Other assets...................................................................        (1,270,401)                 (214,584)
     Accounts payable...............................................................         1,859,263                   (12,400)
     Accrued compensation...........................................................           970,050                   179,250
     Other liabilities..............................................................           195,263                 1,221,493
                                                                                        --------------             -------------

Net cash used in operating activities...............................................        (1,960,572)               (1,202,362)

Investing activities
Purchase of property and equipment, net.............................................        (2,520,114)               (1,435,056)
                                                                                        --------------             -------------

Net cash used in investing activities...............................................        (2,520,114)               (1,435,056)

Financing activities
Payments on long-term debt..........................................................          (573,420)                 (400,916)
Proceeds from exercise of stock options.............................................         2,815,086                         -
Net proceeds from issuance of common stock..........................................        58,159,993                 1,900,000
                                                                                        --------------             -------------

Net cash provided by financing activities...........................................        60,401,659                 1,499,084
Effect of exchange rate on cash.....................................................            (1,834)                   30,467
                                                                                        --------------             -------------

Net increase (decrease) in cash and cash equivalents................................        55,919,139                (1,107,867)
Cash and cash equivalents at beginning of period....................................        10,446,111                 7,768,636
                                                                                        --------------             -------------
Cash and cash equivalents at end of period..........................................       $66,365,250               $ 6,660,769
                                                                                        ==============             =============

         See accompanying notes to consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Tanning Technology Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in our Registration Statement on Form S-1. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

(2)  EARNINGS PER SHARE

     We have adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of our company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The following table reflects the basic and diluted weighted average shares.

                                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                                       --------------------------------    -------------------------------
                                                              1999              1998                1999            1998
                                                       --------------   ---------------    ---------------   -------------
Weighted-average shares outstanding...............       19,003,322        15,217,063          16,657,736      14,885,370
Dilutive impact of options outstanding............        3,198,191           248,408           1,874,274         108,200
                                                       --------------   ---------------    ---------------   -------------
Weighted-average shares and potential dilutive
  shares outstanding..............................       22,201,513        15,465,471          18,532,010      14,993,570
                                                       ==============   ===============    ===============   =============

(3)  CAPITAL STOCK

     On July 28, 1999, we completed an initial public offering of Common Stock, par value $.01 per share ("Common Stock"), in which we sold 4,000,000 shares of Common Stock at $15.00 per share. On August 23, 1999, we issued an additional 310,920 shares of Common Stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to our company from these transactions, net of underwriting discounts and costs of the offering, were approximately $57.8 million.

     In connection with the initial public offering, we effected a 1 for 3.05 reverse stock split of our Class A and Class C common shares and a 1 for 2.67 reverse stock split of our Class B common shares, and the Class A, Class B and Class C common stock was converted into one class of voting common stock. All references to common shares in the accompanying financial statements reflect our reverse stock splits, including the conversion to one class of common stock, retroactively applied to all periods presented.

     During the nine months ended September 30, 1999, we issued 652,650 shares of common stock in conjunction with purchases under our qualified stock purchase plan, as well as the exercise of vested stock options.

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

     SFAS 131 also requires the disclosure of certain financial information pertaining to geographic areas. Long-lived assets located outside the United States are not material. Information about our revenues by geographic area is as follows (in thousands):

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                  --------------------------------    -------------------------------
                                                         1999               1998             1999              1998
                                                  -------------   ----------------    -------------   ---------------
Revenues from external customers:
United States.................................         $11,137            $ 8,363          $26,310           $16,402
Denmark.......................................           4,116              2,868           11,440             5,147
UK and other Europe...........................             752                262            2,774               760
                                                  -------------   ----------------    -------------   ---------------
Total.........................................         $16,005            $11,493          $40,524           $22,309
                                                  =============   ================    =============   ===============

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

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                  --------------------------------    -------------------------------
                                                         1999               1998             1999              1998
                                                  -------------   ----------------    -------------   ---------------
Net income....................................        $448,533         $2,009,547       $1,555,504        $1,186,029
Foreign currency translation..................         104,781             30,430          (16,834)           30,467
                                                  -------------   ----------------    -------------   ---------------
 Comprehensive income.........................        $553,314         $2,039,977       $1,538,670        $1,216,496
                                                  =============   ================    =============   ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to our expectations, beliefs, hopes, intentions, prospects and strategies. Such forward-looking statements are subject to various risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements and our expectations as a result of, among other things, potential difficulties in managing growth, controlling costs, and recruiting and retaining technical and management professionals and key employees; our dependence on our principal clients; the ability of clients to terminate projects before completion; difficulties associated with international operations and expansion; difficulties in estimating the time and resources necessary for project engagements and in continuing to perform challenging and critical projects in a manner that satisfies our clients; the intensely competitive nature of the business areas in which we compete; difficulties in responding to changing technology, industry standards and client preferences; dependence on continued growth in use and acceptance of the Internet; difficulties associated with potential acquisitions and investments; and the other factors set forth in
Exhibit 99.1 to our Securities and Exchange Commission filings as well as factors discussed elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Revenue from foreign operations represents revenue for professional services performed for clients outside the United States. Revenue from foreign operations has made an increasing contribution to our total services revenue and we anticipate continued growth in revenue from foreign operations. Foreign operations represented 30% of services revenue in the first nine months of 1998, and 35% of services revenue for the same period in 1999.

     Revenue from a limited number of clients has comprised a very substantial portion of our revenues and is expected to represent a very substantial portion of our revenues in the forseeable future. Any cancellation, deferral or significant reduction in work performed for these principal clients could have a material adverse effect on our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income.

                                                              Three Months              Nine Months
                                                          Ended September 30,       Ended September 30,
                                                        --------------------        -------------------
                                                           1999        1998          1999       1998
                                                           ----        ----          ----       ----
Services revenue..................................         100%         80%          100%         87%
Product sales.....................................           0          20             0          13
                                                         -----       -----         -----       -----
 Net revenues.....................................         100         100           100         100
Project personnel costs...........................          48          35            48          44
                                                         -----       -----         -----       -----
 Gross profit margin..............................          52          65            52          56

Selling, marketing and administrative.............          50          28            48          37
Product development costs.........................           0          10             0          12
                                                         -----       -----         -----       -----
Income from operations............................           2          27             4           7
Interest income and other, net....................           3           1             2           1
                                                         -----       -----         -----       -----
Income before income taxes........................           5          28             6           8
Income tax provision..............................           2          10             2           3
                                                         -----       -----         -----       -----
Net income........................................           3%         18%            4%          5%
                                                         =====       =====         =====       =====

Comparison of three months ended September 30, 1998 and 1999

  Net revenues

     Our net revenues increased $4.5 million, or 39%, to $16.0 million for the third quarter of 1999 from $11.5 million for the third quarter of 1998. Included in net revenues for the third quarter of 1998 are product sales of $2.3 million; there was no revenue from product sales during the third quarter of 1999. The increase in services revenue of 74% reflects an increase in both the size and number of client projects. The increase in services revenue from our foreign operations also contributed to this increase in overall revenue. Revenues from foreign operations increased $1.7 million, or 56%, to $4.8 million for the third quarter of 1999 from $3.1 million for the third quarter of 1998. Revenues from our five largest clients as a percentage of services revenues were 75% for the third quarter of 1999, and 81% for the same period in 1998.

  Project personnel costs

     Our project personnel costs increased $3.7 million, or 93%, to $7.7 million for the third quarter of 1999 from $4.0 million for the third quarter of 1998. This increase was primarily due to an increase in project personnel from 97 at September 30, 1998 to 195 at September 30, 1999, as well as higher salaries. Among the 195 technical employees at September 30, 1999, 17 were employed by our majority owned off-shore development center in Hydrabad, India. There were no Indian employees at September 30, 1998. Our gross profit margin decreased from 65% for the third quarter of 1998 to 52% for the same period in 1999, primarily as a result of the significant margin realized from product sales during the third quarter of 1998. There were no product sales during the third quarter of 1999. Gross profit margin during the third quarter of 1998, excluding product sales, was 56%. This decrease in profit margin from services revenue is attributable to higher employee utilization during the third quarter of 1998, and the negative impact of a single fixed fee project during the third quarter of 1999, as well as increased payroll tax expenses associated with expatriate labor during the third quarter of 1999.

  Selling, marketing and administrative

     Our selling, marketing and administrative expenses increased $4.7 million, or 147%, to $7.9 million for the third quarter of 1999 from $3.2 million for the third quarter of 1998. The increase in selling, marketing and administrative expenses was primarily due to additional selling and marketing activities undertaken to drive our revenue growth, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. Our selling, marketing and administrative staff grew from 38 employees at September 30, 1998 to 75 employees at September 30, 1999.

  Product development costs

     We incurred costs associated with software product sales during the third quarter of 1998 of $1.2 million. No such costs were incurred in 1999.

  Provision for income taxes

     Income tax expense represents combined federal, state, and foreign taxes. Our income tax provision decreased to $0.4 million on pre-tax profits of $0.8 million for the third quarter of 1999, as compared to a quarter provision of $1.2 million on pre-tax profits of $3.2 million for the third quarter of 1998. Our effective tax rate increased to 45% for the third quarter of 1999, from 37% for the same period in 1998, principally as the result of a decrease in European pre-tax profits during the third quarter of 1999 which are typically taxed at a lower average tax rate than domestic earnings.

Comparison of nine months ended September 30, 1998 and 1999

  Net revenues

     Our net revenues increased $18.2 million, or 82% to $40.5 million for the first nine months of 1999 from $22.3 million for the first nine months of 1998. Included in the first nine months of 1998 net revenue is $2.9 million of revenue from product sales; there was no revenue from product sales in the first nine months of 1999. The increase in services revenue of 109% reflects an increase in the average size of client projects as well as higher average billing rates. The increase in services revenue from our foreign operations also contributed to this increase in overall revenue. The revenue from foreign operations increased $8.3 million, or 141%, to $14.2 million for the first nine months of 1999 from $5.9 million for first nine months of 1998. Revenues from our five largest clients as a percentage of services revenues were 74% for the first nine months of 1999 and 80% for the same period in 1998.

  Project personnel costs

     Our project personnel costs increased $9.8 million, or 101%, to $19.6 million for the first nine months of 1999 from $9.8 million for the first nine months of 1998. This increase was primarily due to an increase in project personnel from 97 at September 30, 1998 to 195 at September 30, 1999, as well as higher salaries. Among the 195 technical employees at September 30, 1999, 17 were employed by our majority owned off-shore development center in Hydrabad, India. There were no Indian employees at September 30, 1998. Our gross profit margin decreased from 56% for the first nine months of 1998 to 52% for the same period in 1999, primarily as a result of the significant margin realized from product sales during the first nine months of 1998. There were no product sales during the first nine months of 1999. Gross profit margin during the first nine months of 1998, excluding product sales, was 50%. The increase in profit margin from services revenue during the first nine months of 1999, as compared to the first nine months of 1998, is attributable to higher average billing rates and increased utilization of project personnel.

  Selling, marketing and administrative

     Our selling, marketing and administrative expenses increased $10.9 million, or 133%, to $19.1 million for the first nine months of 1999 from $8.2 million for the first nine months of 1998. The increase in selling, marketing and administrative expenses was primarily due to additional selling and marketing activities to drive our revenue growth, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. Our sales, marketing and administrative staff grew from 38 employees at September 30, 1998 to 75 employees at September 30, 1999.

  Product development costs

     We incurred costs associated with software product sales during the first nine months of 1998 of $2.7 million. No such costs were incurred in 1999.

  Provision for income taxes

     Our income tax provision increased to $1.0 million on pre-tax profits of $2.6 million at the end of the first nine months of 1999 compared to a provision of $0.7 million on pre-tax profits of $1.9 million for the comparable period of 1998. Our effective tax rate was 39% for the first nine months of 1999 and 37% for the same period in 1998.

  Liquidity and Capital Resources

     Historically, we have funded operations and investments in property and equipment primarily through cash generated from operations, the sale of common stock and, to a lesser extent, borrowings. Outstanding debt of $1.1 million was paid off in 1998 with the net proceeds from the sale of common stock of $1.9 million. During the third quarter of 1999, we had a bank note outstanding of approximately $520,000, the proceeds of which were used to acquire office furniture and fixtures. We repaid this note during the third quarter and had no outstanding debt as of September 30, 1999.

     On July 28, 1999, we completed a public offering of Common Stock which resulted in the issuance of 4,000,000 shares of Common Stock. On August 23, 1999, we issued an additional 310,920 shares of Common Stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to our company from these transactions, net of underwriting discounts and costs of the offering, were approximately $57.8 million. The net proceeds of the offering (including the net proceeds of the underwriters' exercise of the over-allotment option) have been invested in short-term, interest bearing, investment grade obligations. Based on our current business plan, we believe that the cash provided from operations, cash on hand, and the proceeds from this offering will be sufficient to meet our cash requirements at least through the end of 2000.

     Cash and cash equivalents increased to $66.4 million at September 30, 1999 from $10.4 million at December 31, 1998. The increase was primarily due to $61.0 million in net proceeds from the issuance of common stock and the exercise of stock options, partially offset by investments in property and equipment, and a $2.0 million net decrease in cash from operating activities. Proceeds from the issuance of common stock in connection with the exercise of stock options amounted to $1.02 million during the third quarter of 1999. We currently have no material commitments for capital expenditures.

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

     We rely on information technology systems, applications and devices in several aspects of our business, including service delivery, time reporting, and financial accounting. In this regard, we have conducted an assessment of our information technology systems and believe that significant changes will not be necessary in order to achieve a Year 2000 date conversion with no effect on customers or disruption of business operations. We have obtained written and/or verbal confirmation, either directly or through published materials, from our major third-party software providers that those applications currently being used are Year 2000 compliant or that revised versions that are compliant are available. Our hardware platforms, principally servers and network devices, have been confirmed as Year 2000 compliant by the manufacturers, or have been appropriately upgraded in order to achieve compliance. The total expense related to these efforts has not had a material impact on our results of operations.

     In addition to our internal systems, we also rely, directly and indirectly, on the systems of business enterprises such as clients, suppliers, utilities, creditors and financial institutions, both domestic and international. We have obtained, or in some cases plan to obtain, assurances, either directly or through published materials, from those material third-party vendors with which we transact business that there will be no interruption of service as a result of the Year 2000 issue. As a precautionary measure, we have implemented an electricity redundancy plan, via independent generators, in order to address the risk associated with potential interruption of electrical power service. We also intend to implement a redundancy plan for Internet access.

     In addition, the failure of the accounting systems of our clients due to the Year 2000 issue could result in a delay in the payment of invoices we have issued for services rendered. A delay in payment of invoices could have a material negative effect on us. During the fourth quarter we intend to inquire of, and obtain assurances from, our major customers regarding the compliance of their accounting systems. We also face risks related to the potential failure of our non-information technology systems, which include, among other things, our climate control systems and elevators.

     Although our principal service offerings generally do not include Year 2000 remediation services, in some cases we have warranted that our work is Year 2000 compliant, and former, present and future clients could assert claims against us related to the Year 2000 issue. There can be no assurance that all information technology systems we have designed, developed, recommended or deployed will be Year 2000 compliant. Any Year 2000-related failure of critical client systems in which we were involved could result in claims being asserted against us, regardless of whether the failure is related to the services provided by us. If asserted, any liability that may result, and the time and resources used in resolving these claims, could have a material adverse effect on us.

     There can be no assurance that the steps we have taken in connection with the Year 2000 issue are adequate, or that factors beyond our control will not cause a material adverse effect on our business, reputation, financial condition, or results of operations.

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

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

     The net proceeds from our public offering have been invested in short-term, interest bearing, investment grade obligations. As such, our interest income could be affected by fluctuations in prevailing interest rates.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     Not applicable

Item 2.   Changes in Securities and Use of Proceeds

     On July 22, 1999, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-78657) effective. On July 28, 1999, we completed a public offering of Common Stock which resulted in the issuance of 4,000,000 shares of Common Stock at an offering price of $15.00 per share. On August 23, 1999, we issued an additional 310,920 shares of Common Stock in connection with the exercise of the underwriters' over-allotment option. The managing underwriters for the offering were Credit Suisse First Boston, Salomon Smith Barney, CIBC World Markets, ING Barings and Adams, Harkness & Hill, Inc.. Net proceeds, after deducting underwriting discounts and commissions of $4.5 million and offering expenses of $2.3 million were $57.8 million. Included in the expenses incurred in the offering was a fee of $250,000 we paid to AEA Investors Inc., the parent of AEA Tanning Investors Inc., which is a beneficial owner of our common stock, for strategic advisory services in connection with the offering. The net proceeds of the offering have been invested in short-term, interest bearing, investment grade obligations, pending their use for other purposes. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.

     During the period from July 1, 1999 through July 22, 1999, we issued an aggregate of 257,164 shares of our common stock (on a post-reverse split basis) to employees, officers and directors for an aggregate consideration of $1.0 million pursuant to the exercise of stock options under our stock option plans. All issuances were made in reliance upon Section 4(2) of the Securities Act and/or Rule 701 promulgated under the Securities Act, and were made without general solicitation or advertising.

Item 3.   Defaults Upon Senior Securities

     Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.   Other Information

     Not applicable

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1 Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

(b)  Reports on Form 8-K.

     We did not file any Reports on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        TANNING TECHNOLOGY CORPORATION

Date: November 12, 1999       By: /s/ Larry G. Tanning

                              Name:    Larry G. Tanning
                              Title: President, Chief Executive Officer and Director


Date: November 12, 1999       By: /s/ Henry F. Skelsey

                              Name:    Henry F. Skelsey
                              Title: Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)