Form 10-K405
period 1999-12-31
TANNING TECHNOLOGY CORP
filed 2000-03-30
CIK 1086384

________________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 0-26795

                        TANNING TECHNOLOGY CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                    84-1381662
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                   Identification Number)

4600 South Syracuse Street, Suite 1200
        Denver, Colorado                                 80237
(Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code: (303) 220-9944

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 par value per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 23, 2000, the aggregate market value of common stock held by non-affiliates of the Registrant approximated $189 million based upon the closing price of the common stock as reported on the Nasdaq National Market as of the close of business on that date.

    As of March 23, 2000, there were 20,679,370 shares of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be filed in connection with the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III herein.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
     Item 1.  Business............................................             1
     Item 2.  Properties..........................................            18
     Item 3.  Legal Proceedings...................................            18
     Item 4.  Submission of Matters to a Vote of Security
               Holders............................................            18

PART II
     Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters................................            19

     Item 6.  Selected Financial Data.............................            21
     Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations................            22

     Item7A.  Quantitative and Qualitative Disclosure About
               Market Risk........................................            27
     Item 8.  Financial Statements and Supplementary Data.........            27
     Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure................            28


PART III
     Item 10. Directors and Executive Officers of the
              Registrant..........................................            29
     Item 11. Executive Compensation..............................            29
     Item 12. Security Ownership of Certain Beneficial Owners
               and Management.....................................            29
     Item 13. Certain Relationships and Related Transactions......            29


PART IV
     Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K................................            30

Signatures

Exhibit Index


               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    Certain statements contained in this Annual Report on Form 10-K, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are subject to the "safe harbor" created by those sections. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Item 1 "Business - Risks Related to Our Business" The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

    We are an information technology services provider that architects, builds and deploys enterprise solutions for companies in the United States and internationally. We specialize in large, complex, integrated solutions that incorporate online transaction processing and very large databases. Internet technologies are central to our solutions, enabling direct interaction among customers and business partners on the World Wide Web, and among employees within organizations on their private intranets. Our clients include Ameritech, Blockbuster, BSkyB, E*Trade, Earthweb, Federal Express, The Hartford, Internet Appliance Network, Maersk Line, MCI WorldCom, R.R. Donnelley Financial and U S WEST.

    We focus on the most challenging and critical assignments in the information technology industry. Our solutions typically involve:

    .  ultra-high transaction rates (up to millions per hour);

    .  very large databases (terabytes of information); and

    . business-critical operational requirements for reliability, scalability, flexibility and availability.

    Our key solutions are:

    . Electronic commerce solutions, which enable businesses to interact with customers, suppliers and other business partners directly and sell products and services through the Internet. For example, we designed international extensions to E*Trade's domestic trading system to enable it to expand its trading services into foreign countries.

    . Enterprise customer relationship management solutions, which enhance a business' ability to identify, attract, retain and support customers using emerging and established channels such as the World Wide Web, direct sales, telemarketing and call centers, direct mail and retail facilities. For example, we redesigned Blockbuster's existing enterprise architecture to effectively manage customer data and account activity information for over 40 million customers and more than 6,000 stores.

    . Core operations solutions, which improve business processes such as billing system integration and order, claim, trade, credit card transaction and operation transaction processing. For example, we created an online transaction processing system for Federal Express capable of handling 1,000 transactions per second on a one-plus terabyte database, enabling Federal Express to obtain information about the performance of its package delivery system in significantly shorter time frames (hours vs. days).

    With advances in the Internet and technology, new business models and innovative information technology solutions are emerging that can transform the way companies run their businesses. As part of this evolution of business models, companies are seeking value from electronic commerce, customer relationship management and core operations solutions. We believe that we are differentiated by our focus on, and expertise in, the architecture, complex integration, high volume online transaction processing capabilities and very large databases required to successfully deploy these advanced solutions. For many clients, the systems we build are at the core of their efforts to capitalize on information technology and the Internet.

    Our company traces its history back to 1993 and was incorporated in Delaware in 1997. Our principal executive office is located at 4600 South Syracuse Street, Suite 1200, Denver, Colorado 80237, and our telephone number is (303) 220-9944. We maintain a site on the World Wide Web at http://www.tanning.com; however, the information found on our website is not part of this report.


The Tanning Difference

    We believe that the following capabilities and characteristics differentiate us from other information technology services providers.

Large, complex solutions

    We specialize in architecting, developing and deploying large and complex business-critical solutions that require high degrees of integration across diverse portfolios of applications and technologies. Clients that seek to transform their businesses with advanced electronic commerce, customer relationship management and core operations solutions rely on the systems we build to run their businesses without failure. Our solutions typically involve ultra-high transaction rates (up to millions per hour) in online transaction processing environments and very large databases (terabytes of information). We believe that we are able to address our clients' greatest information technology challenges because we are able to extend the accepted performance and feasibility limits of leading-edge technologies. For many clients, the systems we build are at the core of their efforts to capitalize on information technology and the Internet.

Business-value driven

    We focus on delivering solutions to our clients' business challenges, not simply on technology. These solutions provide value to our clients by enhancing their ability to communicate with their customers and business partners, allowing our clients to offer new or enhanced products and services, and providing them opportunities for revenue enhancement and cost reductions. We align technology deployment with business objectives and processes and plan deployments in phases to deliver business benefits rapidly. Through extensive business analysis and work with clients to define and articulate their business goals and constraints, we are able to discern a project's critical business requirements before proceeding to technology considerations.

Architecture-based solutions

    Our architecture-based approach enables us to provide large and complex integrated solutions that accommodate our clients' goals in a rapidly changing business environment. Our overall architecture identifies the component and technology frameworks required for the successful construction and deployment of our solutions. Through rigorous systems analysis, we design solutions that address requirements for:

    . reliability, to ensure accurate processing and robust backup and recovery;

    . scalability, to accommodate the rapid growth associated with electronic commerce, customer relationship management and core operations solutions under changing business conditions;

    .  full time availability (24 hours a day and 7 days a week);

    . performance, to deliver the required end-user response times and transaction rates;

    .  flexibility, to accommodate new functions and interfaces;

    . complex interfaces to, and coexistence with, legacy systems, software packages and departmental solutions in a heterogeneous technology environment;

    . transaction and data integration, both within a company's business and among the company and its trading partners; and

    . the ability to dynamically change features, services or product offerings based on real-time Internet customer interaction.

Deployment-focused

    We deliver high-value business solutions that are deployment-focused, rather than development-focused. Our deployment focus allows us to architect and design solutions for successful roll-out to, and use by, the hundreds, thousands and potentially millions of users of that system. We focus on deployment to ensure that our solution is constructed for scalable performance, reliable and consistent service levels, and high levels of flexibility and longevity. We identify performance and service level requirements in the early stages of the solution process, architect and design the system so that it will meet these requirements and benchmark and develop proofs of concept to ensure that our solution will work before construction of the application begins. Benchmarking is a process of evaluating the performance of alternative system configurations and components in order to determine which approach would best meet the client's goals. We develop proofs of concept in order to demonstrate the feasibility of our innovative architectures and combinations of components as well as emerging technologies.

    The project lifecycles of many information technology service providers and companies do not adequately address the constraints of interfaces or the challenges of operating the system in the intended environment. We believe our focus on deployment allows us to deliver successful projects and business value for our clients and constitutes a significant competitive advantage. As a result, since 1993, we have established a strong track record of repeat business from large corporations throughout the world, including Ameritech, BSkyB, E*Trade, The Hartford, Maersk Line and R.R. Donnelley Financial.

Experienced and talented staff

    Today's complex, data-intensive business solutions require broad, as well as deep, technology skills to successfully tackle the technological challenges and integration complexities typically encountered. We staff our projects based on our philosophy that there is no substitute for experience, in contrast to the common approach of relying on primarily inexperienced staff and building a heavily "leveraged" staffing model that depends on methodology rather than experience to guide the judgments and activities of project teams. Our breadth of skills comes from the experience our staff has with four generations of technology--mainframe and parallel processing environments, minicomputers, client/server architectures and web technology architectures. Our depth of skills began with our early work in benchmarking large applications and databases that required multi-tier software architecture, in which the key layers of an application system are separated and optimized independently to improve performance, scalability and reliability.

    Our employees have expertise in a broad range of competencies, including project management, business analysis, object modeling, architecture, software development, database modeling and administration, quality assurance, integration and testing, architecture and performance tuning, and system and network management. We believe our staff is recognized in the industry for its rich capabilities in building applications that deal with high transaction volumes and very large database requirements.


Strategy

    Our strategy for growth centers around scaling our capabilities in architecting, developing and deploying large, complex, business-critical enterprise solutions. We will continue to identify areas of growing demand for these types of solutions and differentiate ourselves based upon our experience, capabilities and references. These areas may take the form of geographic regions, industries or solution areas.

    To achieve our objectives, we plan to:

    .  Maintain our leading edge capabilities

            We believe that our clients choose to work with us because of our reputation for successfully handling information technology's most challenging assignments. A key source for new and advanced capabilities is our experience in developing solutions that are innovative, and of industry-leading scale and complexity. For example, we deployed a solution for Blockbuster that assembled customer data and account activity information for over 40 million customers and 6,000 stores. The solution involved terabytes of information and difficult integration issues, including hardware design and configuration, database architecture, fault tolerance and operations support. We plan to continue to actively manage our portfolio of client engagements to ensure that we work on complex assignments that will allow us to refine and advance our capabilities on an ongoing basis. We also believe that our reputation for working on the industry's most difficult assignments will assist us in continuing to recruit professionals who further add to our skills and knowledge base. In addition, we intend to continue and expand our practice of coordinating with our business and technology partners to share expertise and innovations.

    .  Expand our solutions and service offerings

            We have increased our focus on rapidly growing solution areas in which we believe our expertise is relevant, such as supply chain management and knowledge management. For example, building off of our successful engagements with Federal Express and Blockbuster, we have developed an enhanced presence in the area of supply chain management. We intend to expand our service offerings in areas such as business consulting, process innovation and creative design and to create service offerings that incorporate Web-hosting, operations support and application service provider ("ASP") solutions. For example, our recent alliance with GlobalCenter Inc. is directed, among other things, at creating solution offerings that incorporate Web hosting, operational support and ASP solutions. In addition, our strategy includes expanding our solutions and service offerings and gaining access to new technologies, skills and other resources through strategic acquisitions and investments when attractive opportunities arise. In some cases we may also invest in ventures that may not be directly related to our business. Our investments may be structured to provide our management with equity interests in the form of stock options, carried interests, co-investment rights or other equity arrangements. Although we believe that the areas in which we currently specialize are among the fastest growing and critical in the information technology industry, we believe that our ability to provide expanded integrated service offerings will allow us to establish relationships with a greater range of clients who have a need for our expertise and to engage them earlier in the determination of their business needs .

    .  Expand our vertical industry focus

            We intend to organize our sales and marketing efforts in the industries in which there is significant potential demand for our services and expertise. We intend to organize industry practice groups in sales and marketing because we believe that businesses seek out service providers who are familiar with the types of issues faced by their industry and who are conversant with the language of the industry. Currently, we are formally organized in telecommunications, an industry in which we have a significant amount of experience. We currently have an industry focus, and plan to organize formal industry practice groups, in other high growth industries such as media and entertainment, financial services, healthcare, and logistics and transportation as our business in these industries grows.

    .  Expand our relationships with existing clients and develop new clients

            We intend to base our growth on long-term client relationships, rather than on a project-by-project approach. Our client relationship philosophy is that clients will choose to do business with us based on the quality of our work, the value of our advice and solutions, and the level of trust and respect that develops over time. Expanding our existing client relationships will allow us to jointly plan future projects and, in particular, develop large, multiyear engagements. This will improve our ability to forecast projects, thereby helping us to manage growth. We will continue to assign each of our clients a relationship manager who will be responsible for ensuring that the client is satisfied with the services we are providing. Relationship managers work with their clients in an advisory capacity to clarify and prioritize their business needs and secure additional high value projects, based upon their in-depth knowledge of each client's business and information technology needs.

            We will continue to develop new clients through multiple channels including our sales and marketing teams, industry analysts, marketing events and public relations, as well as through relationships with hardware and software suppliers. Our dedicated sales and marketing team will allow us to focus on solutions common across industries and will seek out opportunities for high value and long-term engagements. We will also expand our relationships with hardware and software suppliers such as IBM,

       Sun Microsystems, Hewlett Packard and others, including service providers in complementary business areas, to identify project opportunities consistent with our capabilities and to provide us with client leads. In addition, in connection with our marketing alliance with GlobalCenter Inc., we are working to develop new services and solution offerings and identify new client opportunities.

    .  Continue to attract and retain experienced, knowledgeable professionals

            We have consistently attracted and retained leading information technology talent interested in solving our industry's toughest challenges. We plan to continue to recruit experienced staff from consulting companies, corporate information technology organizations and the benchmarking and product development centers of the industry's leading hardware and software product companies. We expect that our talented staff will also continue to provide us with employee referrals, which have accounted for a significant proportion of our new recruits in the last two years.

    .  Serve clients globally

            We plan to expand our services and solution capabilities to client locations around the world. Our expansion will be revenue-based--we intend to open additional offices primarily where we have existing clients in the geographic region. We believe this will enable us to develop closer relationships with and provide more convenience to our clients who are increasingly seeking service providers with global presence and experience deploying solutions that address issues of multiple currencies and languages, infrastructure diversity and around-the-clock operations. We also expect that global expansion will allow us to capitalize on high growth geographic regions and diversify our revenue base.

    .  Expand our infrastructure for growth

            We plan to continue our commitment to growth by making investments in recruitment and retention, staff development, sales and marketing, management information systems and other areas of infrastructure. We have created a "Knowledge Net" on our internal network in order to accumulate and make readily available to our employees (1) expertise we have derived from our engagements, (2) best practices and (3) a repository of information that can be used in sales, marketing and service delivery. We have expanded our formal employee orientation program and intend to continue to invest in our employees through advanced education programs focused on technology and the new economy. We will continue to improve our scalable global information systems, in order to more effectively manage client lead generation and tracking, sales forecasting, project profitability and employee utilization. We believe that these investments will provide a foundation for the continued expansion of our client and revenue base.


The Tanning Approach

    The Tanning Approach flows directly from the Tanning Difference--we are business-value driven, architecture-based and deployment-focused. We emphasize rigorous business alignment during our assessment and architecture phases, and address critical performance and operational requirements during our architecture and development phases to ensure successful system deployment and operation.

    The Tanning Approach is composed of distinct phases, and each phase can be adapted to the unique needs and requirements of an individual project. Each phase also builds upon the deliverables of the previous phase. Our approach is designed to deliver business value rapidly, by delivering the results in several successive installments, rather than committing to extended projects where business deliverables are produced only at the end of a protracted period of time. This approach is also flexible, because not all phases are required by every project.

    Our clients typically engage us in strategic initiatives in which we help architect, develop and deploy a new high-value business solution. Strategic initiatives begin with an assessment and continue sequentially through the phases of the Tanning Approach.

Assessment

    Every project begins with an assessment. Each assessment results in a clear definition of the client's business problem, a set of recommendations and an outline of the next steps as well as a statement of the project's contemplated business benefits. The assessment and the presentation of its results to our client are key entry level service offerings that enable us to demonstrate our capabilities and serve as a platform for establishing a more extensive project engagement and a continuing client relationship.

    Assessments typically address one or more of the following:

    .  business case and business requirements;

    .  enterprise architecture;

    .  systems architecture;

    .  application design;

    .  development processes;

    .  integration testing processes;

    .  application migration considerations;

    .  deployment considerations; and

    .  operational readiness considerations.

    Enterprise/system architecture

    A well-defined architecture provides a critical foundation for the successful definition, development, deployment and operation of information technology systems. Enterprise architectures address the entire portfolio of applications and technologies across the enterprise, while system architectures address the more focused scope of a specific application or system. The architecture is particularly critical when an iterative, phased approach for development and deployment is used because it provides a rational framework for each of the components and subsystems, as they are developed and deployed. A well-defined architecture and technical framework greatly reduces the effort and risk associated with the integration of components and subsystems because each of the subsystems is integrated using proven interfaces and methods. We deliver the architecture phase of the Tanning Approach to our clients either as part of a specific application or solution project, or alternatively, as a stand-alone engagement that addresses the entire enterprise architecture or specific components of it.

    An architecture is also more than just an inventory of vendors and standards. It specifies all of the subsystems and components required to deploy an effective information technology system. Further, this architecture defines the dependencies and interfaces between the components and the functional, operational and performance requirements of each subsystem and component.

    The architecture phase of the Tanning Approach also focuses on identifying and mitigating the major risks involved in the project. It can include building proofs of concept for high-risk system components and new technologies. Benchmarking may be performed to identify and resolve major system bottlenecks for performance. Prototypes may also be developed to visualize key user scenarios, functions or processes to make sure that there is consensus in their definition and that the project is resolving the key business issues and delivering the expected business value. Prototypes are also used to validate and test critical components of the architecture. This phase also involves detailing aspects of the architecture that need further definition before beginning component development.

Phased development and product integration

    This stage of the Tanning Approach is characterized by phased design, development and testing of various individual components (including user and system interfaces) of the final business solution. If software packages or technology components will be integrated into the solution, then this phase also includes their integration. The phased system components are typically organized into releases that deliver meaningful business value in rapid time frames. We use standard methodologies and tools to conduct and document the design and development of system releases. Each system release goes through integration testing, as part of our quality assurance, to ensure that the components function properly as a complete system.

Deployment services

    The deployment phase of the Tanning Approach is designed to ensure the successful deployment of the completed software into the client's computing environment where it will support real-world business activities. Deployment addresses issues related to systems management, data center operations and performance testing to ensure that the system will provide the performance demanded by business users and defined in the system service level agreements. Our deployment phase typically includes a period where any systems or components being replaced are run in parallel with the new system to ensure proper operation before converting to the exclusive use of the new system.

Operational support services

    The operational support phase of the Tanning Approach gives clients the opportunity to engage us for ongoing maintenance and support of applications and systems. We can also provide both remote and local system administration to ensure proper operation, maintenance and enhancement of systems.


Clients

    The following is a representative list of our clients for 1998 and 1999.

            Ameritech                           The Hartford
            Ameritrade                          Internet Appliance Network
            Blockbuster                         Maersk Line
            BSkyB                               MCI WorldCom
            CableTel                            Oxford Health Plans
            CSX Technology                      The Polk Company
            E*Trade                             Qwest
            EarthWeb                            R.R. Donnelley Financial
            Energis                             TeleDanmark
            Federal Express                     U S WEST


    In 1997, our five largest clients accounted for approximately 81% of our services revenue, with Ameritech accounting for approximately 41% of our services revenue and Oxford Health Plans accounting for approximately 23% of our services revenue. In 1998, our five largest clients accounted for approximately 70% of our services revenue, with Maersk Line accounting for approximately 31% of our services revenue, U S WEST accounting for approximately 12% of our services revenue and E*Trade and CSX Technology each accounting for approximately 10% of our services revenue. In 1999, our five largest clients accounted for approximately 71% of our services revenue, with Maersk Line accounting for approximately 26% of our services revenue and E*Trade accounting for approximately 24% of our services revenue. We believe that we will continue to derive a significant portion of our revenue from a limited number of clients. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on our business, financial condition and results of operations.

Marketing and sales

    We market and sell our services through multiple channels including our client service organization, our marketing organization, long-term client relationships, relationships with industry analysts, marketing events and public relations. We also cultivate relationships with hardware and software suppliers such as IBM, Sun Microsystems, Hewlett Packard and others to identify project opportunities consistent with our capabilities and to provide us with client leads. For example, some of these suppliers maintain sales forces in the hundreds and thousands with a significant presence at large companies around the world. These suppliers also introduce us to clients and assist in our efforts to secure business opportunities. In return, we provide them with solution capabilities, which are of high importance to their clients. In addition, in connection with our marketing alliance with GlobalCenter Inc., we are working to develop new services and solution offerings and identify new client opportunities.

    While our account managers, marketing organization and relationships with hardware and software suppliers are used to generate business with new accounts, we also have an organization of relationship managers who are responsible for managing relationships with existing clients. Relationship managers seek to ensure client satisfaction, the successful delivery of projects and are able to identify additional opportunities for our services at a client site.

Industry Segments

    See Note 11 "Segment Reporting" of the Notes to Consolidated Financial Statements included in Part IV of this Form 10-K for industry segment information.

Competition

    The business areas in which we compete are intensely competitive and subject to rapid technological change. We expect the competition to continue and intensify. Our competitors fall into four major categories:

    . large information technology consulting services providers, such as Andersen Consulting, KPMG, PricewaterhouseCoopers, IBM, EDS and CSC;

    . mid-tier information technology services providers, such as Cambridge Technology Partners and Sapient;

    . Internet professional service providers, such as iXL, US Interactive, Proxicom, Viant and Scient; and

    . internal information technology departments of current and potential clients.

    Many of our competitors have longer operating histories and client relationships, greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs.

    Further, there are low barriers to entry into our business. We do not own any technologies that preclude or inhibit competitors from entering our industry. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies. The costs to develop and to provide information technology services are relatively low. Therefore, we expect to continue to face additional competition from new entrants into our industry.

    We believe that the principal competitive factors in our business are:

    .  client value and service;

    .  the reputation and experience of professionals delivering solutions;

    .  the success and reliability of the delivered solution;

    .  technical knowledge and creative skills; and

    .  the ability to attract and retain professionals.

We believe that we presently compete favorably with respect to each of these factors. The market for our services is evolving, however, and we cannot be certain that we will compete successfully in the future.

Employees

    As of December 31, 1999, we had 281 employees. We believe our relationship with our employees is satisfactory. None of our employees is represented by a union. Generally, our employees are retained on an at-will basis.

Risks Related to Our Business

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time

Inability to manage our growth could have a material adverse effect on the quality of our services, our ability to retain key personnel, and our business

    Our growth has placed significant demands on our management and other resources. Our revenues increased approximately 28% from 1997 to 1998, and 76% from 1998 to 1999. Our staff increased from 120 full-time employees at December 31, 1997 to 281 at December 31, 1999. Our future success will depend on our ability to manage our growth effectively, including:

    . continuing to train, motivate, manage and retain our existing employees and attract and integrate new employees;

    .  improving our business development capabilities;

    .  maintaining high rates of employee utilization;

    .  accurately estimating time and resources for engagements;

    . developing and improving our operational, financial, accounting and other internal systems and controls; and

    .  maintaining project quality.

    Our management has limited experience managing a business of Tanning's size. If we are unable to manage our growth and projects effectively, it could have a material adverse effect on the quality of our services, our ability to retain key personnel, and our business and results of operations.

If our revenues do not increase proportionately with our planned increases in costs and capital expenditures, then our results of operations and liquidity will suffer

    In anticipation of business growth, we expect to incur costs and expend capital. We can give no assurances that we will continue to grow, or that we will grow at a pace that will support these costs and expenditures. To the extent revenues do not increase at a rate commensurate with these additional costs and expenditures, our results of operations and liquidity could be materially and adversely affected. In particular, we expect that our plans for increases in expenses and capital expenditures over the next year to support our growth will negatively impact profitability.

The loss of our professionals, or the inability to recruit additional professionals, would make it difficult to complete existing projects and bid for new projects, which could cause our business to suffer

    Our business is labor intensive, and our success depends on identifying, hiring, training and retaining experienced, knowledgeable professionals. If a significant number of our current employees or any of our project managers or senior technical personnel leave, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenue. In addition, former employees may compete with us in the future.

    Even if we retain our current employees, our management must continually recruit talented professionals in order for our business to grow. There is currently a shortage of qualified project managers and senior technical personnel in the information technology services field, and this shortage is likely to continue. Furthermore, there is significant competition for employees with the skills required to perform the services we offer. We cannot give any assurances that we will be able to attract a sufficient number of qualified employees in the future, or that we will be successful in motivating and retaining the employees we are able to attract. If we cannot attract, motivate and retain qualified professionals, our business, financial condition and results of operations will suffer.

We depend on our key personnel, and the loss of any key personnel may harm our ability to obtain and retain client engagements, maintain a cohesive culture and compete effectively

    We believe that our success will depend on the continued employment of our key management personnel. This dependence is particularly important to our business because personal relationships are critical to obtaining and maintaining client engagements and maintaining a cohesive culture. If one or more members of our key management personnel were unable or unwilling to continue in their present positions, such persons would be very difficult to replace and our business could be seriously harmed. In addition, if any of these key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house information technology services capabilities may hire away some of our key employees. This would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any of the foregoing could seriously harm our business.

We depend heavily on our principal clients; a significant reduction in the work we perform for any of them could harm our revenues and earnings

    We derive a large portion of our services revenue from a limited number of clients. Services revenue constitutes substantially all of our revenues. In 1997, our five largest clients accounted for approximately 81% of our services revenue, with Ameritech accounting for approximately 41% of our services revenue and Oxford Health Plans accounting for approximately 23% of our services revenue. In 1998, our five largest clients accounted for approximately 70% of our services revenue, with Maersk Line accounting for approximately 31% of our services revenue, U S WEST accounting for approximately 12% of our services revenue and E*Trade and CSX Technology each accounting for approximately 10% of our services revenue. In 1999, our five largest clients accounted for approximately 71% of our services revenue, with Maersk Line accounting for approximately 26% of our services revenue and E*Trade accounting for approximately 24% of our services revenue. The volume of work performed for our principal clients may not be sustained from year to year, and there is a risk that these principal clients may not retain us in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on our financial condition and results of operations. See "Business--Clients" for more information relating to our clients.

We may fail to accurately estimate the time and resources necessary for the performance of our services, which could reduce the profitability of, or result in a loss on, our projects and damage our customer relationships

    To date, we have generally provided services to our clients on a time and materials basis, although we sometimes work on a fixed-fee or capped fee basis. In the future, we anticipate that an increasing percentage of our client engagements will be subject to arrangements that are not solely based on time and materials, including fixed-fee, value-based or other arrangements. Some of our fixed-fee, fixed-time arrangements provide for significant penalties for late delivery. Because we work with complex technologies in compressed timeframes and because we have limited experience in pricing engagements on these terms, it can be difficult to judge the time and resources necessary to complete a project. Our failure to accurately estimate the time and resources required for a project, or our failure to complete our obligations in a manner consistent with the project plan upon which our fixed-fee or other arrangements are based, could reduce the profitability of, or result in a loss on, our projects if we are required to devote additional resources to project engagements for which we will not receive additional compensation or are assessed penalties, and could damage our customer relationships and our reputation. For example, difficulties encountered in performing a project engagement entered into in 1999 on a fixed fee basis resulted in an adverse effect on our gross profits in the second half of 1999, because we were required to devote more resources to perform the work than we had originally anticipated. We expect that this project will continue to have an adverse effect on our results. For a further discussion of the impact of this project, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our clients may terminate projects before completion; this could adversely affect our revenues and earnings

    In general, our clients may terminate project engagements upon limited notice and without significant penalty. This makes our results of operations difficult to predict. Our clients' termination of our project engagements would result in lower revenues and underutilized employees and, as a result, would negatively affect our earnings. For example, a client's termination of a significant project in the fourth quarter of 1997 adversely affected revenues, employee utilization and earnings in the first half of 1998. For a further discussion of the impact of this project termination, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our international operations and expansion involve risks relating to difficulties in complying with foreign laws and regulations, including complex foreign tax requirements, staffing difficulties, currency related risks, difficulties in collecting accounts receivable, and seasonal reductions in business activity; these risks could result in increased costs, unanticipated liabilities, operational difficulties and decreases in revenues and earnings.

    We currently have significant operations in Europe and intend to expand our business to other regions, as attractive opportunities arise. Revenues from our existing international operations represented 35% of services revenue in 1998 and 34% of services revenue in 1999. We may incur significant costs in connection with our international expansion.

    We also encounter risks in doing business in foreign countries, including:

    . lack of ability to determine the taxation to which we or our employees may be subject in foreign countries, including the failure to evaluate complex payroll tax regulations of foreign countries, which could cause us to underestimate our tax liabilities;

    . increased costs due to the need to comply with visa or other work permit requirements, which may impair our ability to move personnel between countries and properly staff our projects;

    . to the extent we bill for our services in the functional currency of our foreign subsidiaries, any depreciation of such currencies against the dollar would negatively impact our results of operations;

    . expenses incurred to modify our accounting systems as we do more business in the countries that are converting their currencies to the euro;

    . difficulties in staffing and managing foreign offices, such as our office in Chertsey, England, as a result of, among other things, distance and time zone differences;

    . seasonal reductions in business activity, such as the August slowdown in Europe, which may adversely impact our business and results of operations; and

    . longer payment cycles and problems in collecting accounts receivable, which may adversely impact our results of operations due to required allowances for doubtful accounts and increased cost of collection efforts.

Any of these factors could result in increased costs, unanticipated liabilities, operational difficulties and decreases in revenues and earnings.

Quarter to quarter fluctuations in our revenues and earnings could affect the market price of our common stock

    Our revenues and earnings may vary from quarter to quarter as a result of a number of factors, including:

    . number, size and scope of client engagements commenced or completed during a quarter;

    .  employee utilization rates;

    .  unanticipated project terminations, delays or deferrals;

    . the accuracy of estimates of resources required to complete ongoing projects; and

    . the contractual terms and degree of completion of projects in which we are engaged.

    Because a high percentage of our expenses, particularly compensation and rent, are fixed in advance of any particular quarter, any of the factors listed above could cause significant variations in our earnings in any given quarter. Any decline in revenues or earnings or a greater than expected loss for any quarter could materially adversely affect the market price of our common stock, even if not reflective of any long-term problems with our business.

Competition from bigger, more established competitors who have greater financial and technical resources, and from new entrants, could cause us to lose current or future business opportunities and harm our business, results of operations and ability to grow

    The business areas in which we compete are intensely competitive and subject to rapid technological change. We expect competition to continue and intensify. Our competitors fall into four major categories:

    . large information technology consulting services providers, such as Andersen Consulting, KPMG, PricewaterhouseCoopers, IBM, EDS and CSC;

    . mid-tier information technology services providers, such as Cambridge Technology Partners and Sapient;

    . Internet professional service providers, such as iXL, US Interactive, Proxicom, Viant and Scient; and

    . internal information technology departments of current and potential clients.

    Many of our competitors have longer operating histories and client relationships, greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs.

    Further, there are low barriers to entry into our business. We do not own any technologies that preclude or inhibit competitors from entering our industry. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies. The costs to develop and provide information technology consulting services are relatively low. Therefore, we expect to continue to face additional competition from new entrants into our industry. See "Business--Competition" for a further discussion of competition within our industry.

Expansion of our solutions and service offerings may not be successful and we may lose opportunities to expand our business

    In addition to growing our business within the disciplines on which we currently focus, an element of our strategy is to expand our solutions in the area of supply chain management, knowledge management and distributed applications and content and our service offerings in areas such as web and application hosting, business consulting, process innovation and creative design. Successful expansion in these areas will require:

    .  attracting, integrating and retaining talented personnel;

    .  successfully marketing and delivering these services; and

    . successfully establishing relationships with vendors and technology providers.

    Failure to develop additional solutions and service offerings on a timely basis could cause us to lose opportunities for business with both existing and potential clients. We cannot assure you that this expansion will be successful.

We may have difficulty responding to changing technology, industry standards and client preferences, which could cause us to lose business

    Our success will depend in part on our ability to develop information technology solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. We cannot give any assurances that we will be successful in addressing these developments on a timely basis or at all. Our failure to respond quickly and cost-effectively to new developments could cause us to lose current and potential business opportunities and have a material adverse effect on our business and results of operations.

    In particular, we have derived a significant portion of our revenues from projects based primarily on:

    . open system technologies, which are standards-based, non-proprietary technologies;

    . multi-tier software architecture, in which the key layers of an application system are separated and optimized independently to improve performance, scalability and reliability;

    .  web-based architectures; and

    .  electronic commerce, generally.

    These areas are continuing to develop and are subject to rapid change. Any factors negatively affecting the acceptance of information processing systems using client/server and web-based architectures could have a material adverse effect on our business, especially if we are unable to develop skills and replacement technologies for these types of information processing systems.

Our business may suffer if growth in the use of the Internet declines

    Because Internet technologies are central to many of our solutions, our business depends upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. Capacity constraints caused by growth in Internet usage may, unless resolved, impede further growth in Internet use. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and our business and results of operations could suffer. Factors which may affect Internet usage or electronic commerce adoption include:

    .  actual or perceived lack of security of information;

    .  lack of access and ease of use;

    .  congestion of Internet traffic or other usage delays;

    .  inconsistent quality of service;

    .  increases in access costs to the Internet;

    .  excessive government regulation;

    .  uncertainty regarding intellectual property ownership;

    .  reluctance to adopt new business methods;

    .  costs associated with the obsolescence of existing infrastructure; and

    . actual or perceived lack of economic viability of the Internet commerce model.

If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current clients, and our business may suffer

    We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and expanding our client base. We also believe that the importance of reputation and name recognition will increase due to the growing number of information technology services providers. If our reputation is damaged or if potential clients are not familiar with us or the services we provide, we may become less competitive or lose our market position. Promotion and enhancement of our name will depend largely on our success in continuing to provide large, complex, integrated information technology solutions that provide significant business value. If clients do not perceive our solutions to be effective or of high quality, our brand name and reputation will suffer. In addition, if solutions we provide have defects, critical business functions of our clients may fail, and we would likely suffer adverse publicity as well as economic liability.

Misappropriation of our intellectual property could harm our reputation, affect our competitive position and cost us money

    We believe our intellectual property, including our proprietary methodologies, is important to our success and competitive position. If we are unable to protect our intellectual property against unauthorized use by others, our reputation among existing and potential clients could be damaged and our competitive position adversely affected.

    Our strategies to deter misappropriation could be inadequate in light of the following risks:

    . non-recognition of the proprietary nature of or inadequate protection of our methodologies in the United States or foreign countries;

    .  undetected misappropriation of our proprietary methodologies;

    .  development of similar software or applications by our competitors; and

    . unenforceability of the non-competition and confidentiality agreements entered into by our key employees.

    If any of these risks materialize, we could be required to spend significant amounts to defend our rights and our managerial resources could be diverted. In addition, our proprietary methodologies may decline in value or our rights to them may not be enforceable. See "Business--Intellectual property rights" for more information concerning our intellectual property.

Others could claim that we infringe on their intellectual property rights, which may result in substantial costs, diversion of resources and management attention and harm to our reputation

    Although we believe that our services do not infringe on the intellectual property rights of others, we cannot give any assurances that an infringement claim will be successfully defended. A successful infringement claim against us could materially and adversely affect us in the following ways:

    . we may be liable for damages and litigation costs, including attorneys' fees;

    .  we may be enjoined from further use of the intellectual property;

    . we may have to license the intellectual property, incurring licensing fees;

    . we may have to develop a non-infringing alternative, which could be costly and delay projects; and

    . we may have to indemnify clients with respect to losses incurred as a result of our infringement of the intellectual property.

    Regardless of the outcome, an infringement claim could result in substantial costs, diversion of resources and management attention, clients' termination of project engagements and harm to our reputation.

Our business and our client relationships may suffer if we have disputes over our right to resell or reuse intellectual property developed for specific clients

    A portion of our business involves the development of software applications for specific client engagements. Ownership of client-specific software is generally retained by the client, although we retain rights to some of the applications, processes and other intellectual property developed in connection with client engagements. Issues relating to the rights to intellectual property can be complicated. We cannot give any assurances that disputes will not arise that affect our ability to resell or reuse such applications, processes and other intellectual property, damage our relationships with our clients, divert our management's attention or have a material adverse effect on our business, financial condition and results of operations.

Potential acquisitions may result in, among other things, increased expenses, difficulties in integrating target companies and diversion of management's attention

    An element of our strategy includes expanding our solutions and service offerings and gaining access to new technologies, skills and other resources through strategic acquisitions and investments when attractive opportunities arise. Some of the risks that we may encounter in implementing this element of our strategy include:

    . expenses and difficulties in identifying potential targets and the costs associated with acquisitions that are abandoned before completion;

    . expenses, delays and difficulties of integrating the acquired company into our existing organization and our company's culture;

    .  diversion of management's attention during the acquisition process;

    . diversion of management's attention following the acquisition process where management has options or other equity incentive rights in the acquired company;

    . expenses of amortizing the acquired company's intangible assets, which could be significant in light of the high valuations of many companies in the information technology industry;

    .  impact on our financial condition due to the timing of the acquisition;
       and

    . expenses of any undisclosed or potential legal liabilities of the acquired company, including intellectual property, employment, and warranty and product liability-related problems.

If realized, any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Lack of detailed written contracts could impair our ability to collect fees, protect our intellectual property and protect ourselves from liability to others

    We try to protect ourselves by entering into detailed written contracts with our clients covering the terms and contingencies of the project engagement. In some cases, however, consistent with what we believe to be industry practice, work is performed for clients on the basis of a limited statement of work or verbal agreements before a detailed written contract can be finalized. To the extent that we fail to have detailed written contracts in place, our ability to collect fees, protect our intellectual property and protect ourselves from liability to others may be impaired.

Concentration of ownership of our common stock may limit your ability to influence corporate matters

    Our executive officers and directors, or entities controlled by them, own a majority of the outstanding shares of our common stock.

    Holders of approximately 61% of the outstanding shares of our common stock are parties to an agreement under which they have agreed to vote in favor of their nominees to our board of directors. As a result of their voting power, they currently have the ability to cause their nominees to be elected. If our significant stockholders choose to act or vote together on other matters, they will have the power to control the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers, acquisitions or sales of all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. Also, third parties could be discouraged from making a tender offer or bid to acquire our company at a price per share that is above the then-prevailing market price.

Government regulation and legal uncertainties relating to the Internet could result in decreased demand for our services, increased costs, or otherwise harm our business

    Increased regulation of the Internet might slow the growth in use of the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise harm our business. Congress, federal regulatory agencies and the states have recently passed legislation or taken other actions regulating certain aspects of the Internet, including:

    .  on-line content;

    .  interaction with children;

    .  copyright infringement;

    .  user privacy;

    .  taxation;

    .  access charges;

    .  liability for third-party activities;

    .  transmission of sexually explicit material;

    .  defamation;

    .  consumer protection; and

    .  jurisdiction.

    Foreign governments have also taken actions to regulate aspects of the Internet, including user privacy and on-line content. In addition, federal, state and local governmental organizations as well as foreign governments are considering other legislative and regulatory proposals that would regulate these and other aspects of the Internet. We do not know how courts will interpret laws governing the Internet or the extent to which they will apply existing laws to the Internet. Therefore, we are not certain how existing or future laws governing the Internet or applied to the Internet will affect our business.

Year 2000 issues could seriously harm our business as a result of reduced demand for our services, internal and external operations difficulties, and potential disputes with, or liabilities to, clients

    The Year 2000 problem refers to system and processing failures of date-related data arising from the use of two digits by computer-controlled systems, rather than four digits, to define the applicable year. To the extent clients' and potential clients' have experienced problems relating to the Year 2000 issue and/or continue to expend significant resources to make their current systems Year 2000 compliant, they may have less funds available to purchase our services, which could adversely affect our business, financial condition and results of operations. We also rely, directly and indirectly, on the systems of business enterprises such as clients, suppliers, utilities, creditors and financial institutions, both domestic and international, which could be subject to operational difficulties arising out of Year 2000 issues. Although to date we have not experienced, nor have we been advised by any clients, suppliers, utilities, creditors and financial institutions that they have experienced problems relating to Year 2000 issues, we can not provide any assurance that such problems may not arise or be reported to us in the future. Any failure on the part of our principal internal systems, other business' systems or the systems that we create for our clients as a result of the Year 2000 problem could seriously harm our business, reputation, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

Intellectual property rights

    Our success is dependent, in part, upon our proprietary processes, components, and other intellectual property rights. We do not have any patents or patent applications pending. We rely on a combination of trade secret, nondisclosure and other contractual agreements, and copyright and trademark laws, to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into similar agreements, and limit access to and distribution of our proprietary information. In addition, we have entered into non-competition agreements with certain of our key employees. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

    A portion of our business involves the development of software applications for specific client engagements. Ownership of client-specific software is generally retained by the client, although we retain some rights to the applications, processes and intellectual property developed in connection with client engagements.

ITEM 2.  PROPERTIES

    Our principal headquarters is located in Denver, Colorado and comprises approximately 50,000 square feet. The lease for our headquarters expires in February 28, 2007 and we have the option to extend the term to February 28, 2017. We also have offices in Phoenix, Arizona; Stamford, Connecticut; San Diego, California; San Jose, California; Boston, Massachusetts; New York, New York; Portland, Oregon; Chertsey, England; and Hyderabad, India. We do not own any real estate. We do not consider any specific leased location to be material to our operations, and we believe that equally suitable alternative locations are available in all areas where we currently do business.



ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any pending material legal proceedings.


ITEM 4.  SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Market Price of and Dividends on the Registrant's Common Equity

    Our common stock is quoted on the Nasdaq National Market System under the symbol "TANN". The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock:

1999:                                                        High                   Low
-----                                                  -----------------     -----------------
July 23, 1999 through September 30, 1999..........                $31.63                $13.03
Fourth Quarter....................................                $64.63                $23.00

    As of March 23, 2000, there were approximately 169 holders of record of our common stock.

    We have never declared or paid any cash dividends on our common stock and do not expect to declare dividends on our common stock in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

    (b)(1) Recent Sales of Unregistered Securities

    We have issued and sold the securities listed below during the period of this report. All sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D or Rule 701 promulgated under the Securities Act and were made without general solicitation or advertising. All share numbers set forth below reflect the stock splits described in Note 4 to the Financial Statements, which are included in this Annual Report on Form 10-K.

    1. During the period from January 1, 1999 to July 22, 1999 we issued and sold 587,008 shares of common stock upon exercise of options granted under our 1997 and 1998 stock option plans for an aggregate consideration of $2,284,724 in cash. The weighted average exercise price of options associated with these share purchases was $3.89.

    2. During the period from January 1, 1999 to July 22, 1999 we issued and sold 59,094 shares of common stock to our employees pursuant to our 1999 stock purchase plan for an aggregate consideration of $315,8 76.

    3. On February 1, 2000 we issued and sold 229,227 shares of common stock to GlobalCenter Inc. for an aggregate consideration of $10,000,028.

    (b)(2) Use of Proceeds from Registered Securities

    On July 28, 1999, we completed an initial public offering of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-78657) in which we sold 4,000,000 shares of common stock at $15.00 per share. On August 23, 1999, we issued an additional 310,920 shares of common stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to us from these transactions, net of underwriting discounts and costs of the offering, were approximately $57.8 million. Through December 31, 1999, the proceeds of the offering have been applied as follows:

Aggregate offering price..................................            $64,664,000

Direct and indirect payments to others for:
   Underwriting discounts and commissions.................            $ 4,527,000
   Other offering expenses................................            $ 2,298,000

    The net proceeds of the offering (including the net proceeds of the underwriters' exercise of the over-allotment option) have been invested in short-term, interest bearing, investment grade obligations, pending their use for other purposes. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10% or more of any class of our equity securities or our affiliates. We expect to use such proceeds for working capital and general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to our consolidated financial statements, each of which is included in this Annual Report on Form 10-K. The selected financial data presented are for the five years from our formation in February 1995 through year end 1999. The statement of operations data for the three-year period ended December 31, 1999 and the balance sheet information as of December 31, 1998 and 1999 are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 1996 and the balance sheet data as of December 31, 1996 and 1997 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 1995 and the balance sheet data as of December 31, 1995 are derived from our unaudited financial statements, which are not included in this Annual Report on Form 10-K.


                                                                     Year ended December 31,
                                                     --------------------------------------------------------
                                                      1995     1996        1997         1998         1999
                                                     ------  --------  ------------  -----------  -----------
                                                         (in thousands, except share and per share data)
Statement of Operations Data:
Services revenue...................................  $4,815  $12,763   $    25,235   $    30,313  $    58,464
Product sales......................................      --       46           872         2,976           --
                                                     ------  -------   -----------   -----------  -----------
  Net revenues.....................................   4,815   12,809        26,107        33,289       58,464
Project personnel costs............................   2,017    6,569        14,722        14,941       28,148
                                                     ------  -------   -----------   -----------  -----------
  Gross profit.....................................   2,798    6,240        11,385        18,348       30,316
Selling, marketing and administrative..............     574    2,055         7,856        12,178       27,833
Product development costs..........................      --      431         1,608         2,786           --
Sign-on bonus related to stock purchase
 agreement.........................................      --       --         2,117            --           --
Management fees--related parties...................   1,270      902            73            --           --
                                                     ------  -------   -----------   -----------  -----------
Income (loss) from operations......................     954    2,852          (269)        3,384        2,483
Interest income (expense) and other, net...........      --      (29)          130           285        1,681
                                                     ------  -------   -----------   -----------  -----------
Income (loss) before income taxes..................     954    2,823          (139)        3,669        4,164
Income tax provision (benefit).....................      --       --          (212)        1,366        1,715
                                                     ------  -------   -----------   -----------  -----------
Net income.........................................  $  954  $ 2,823   $        73   $     2,303  $     2,449
                                                     ======  =======   ===========   ===========  ===========
Basic earnings per
 share.............................................                          $0.01         $0.15        $0.14
                                                                       ===========   ===========  ===========
Basic weighted average shares
 outstanding.......................................                     13,718,710    14,968,974   17,556,487
                                                                       ===========   ===========  ===========
Diluted earnings per share.........................                          $0.01         $0.15        $0.12
                                                                       ===========   ===========  ===========
Diluted weighted average shares
 outstanding.......................................                     13,718,710    15,232,236   20,032,171
                                                                       ===========   ===========  ===========
Gross profit from services.........................  $2,798  $ 6,194   $    10,513   $    15,372  $    30,316
Income from operations from
 services..........................................  $  954  $ 3,238   $       467   $     3,194  $     2,483

                                                                                              December 31,
                                                                        --------------------------------------------------------
                                                                           1995        1996        1997       1998       1999
                                                                        ----------  ----------  ----------  ---------  ---------
                                                                                             (in thousands)
Balance Sheet Data:
Cash and cash equivalents.............................................      $   47     $1,612      $ 7,769    $10,446    $68,617
Working capital.......................................................         840        (82)      10,204     14,005     78,235
Total assets..........................................................       2,118      3,233       16,846     23,923     94,368
Long-term debt, net of current portion................................         203      1,000           --        460         --
Total stockholders' equity............................................       1,100         83       12,737     16,772     84,602

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements, each of which is included in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future financial performance. Actual results could be significantly different from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include those summarized in the section entitled "Business -Risks Related To Our Business," as well as those discussed in other sections of this Annual Report on Form 10-K.

Overview

    Our revenue is comprised primarily of fees generated for professional services. To date, we have generally provided services to our clients on a time and materials basis, although we sometimes work on a fixed-fee basis. Under time and materials contracts, we recognize revenue as services are provided. Under fixed-fee contracts, we recognize revenue on a percentage of completion basis. In the future, we anticipate that an increasing percentage of our client engagements will be subject to arrangements that are not solely based on time and materials, including fixed-fee, value-based or other arrangements. We are generally reimbursed for reasonable expenses under our contracts.

    Our revenue from foreign operations represents revenue for professional services performed for clients outside the United States. Revenue from foreign operations makes a significant contribution to our total services revenue and we anticipate continued growth in revenue from foreign operations. Foreign operations represented approximately 35% of services revenues in 1998 and 34% of services revenues in 1999.

    Revenue from a limited number of clients has comprised a very substantial portion of our revenues and is expected to represent a very substantial portion of our revenues in the foreseeable future. In 1997, our five largest clients accounted for approximately 81% of our services revenue. In 1998, our five largest clients accounted for approximately 70% of our services revenue. In 1999, our five largest clients accounted for approximately 71% of our services revenue. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on our business, financial condition and results of operations. Historically, we have been able to collect the applicable accounts receivable for work performed up to the termination date from clients that have terminated projects. See "Business--Clients."

    In 1998, we had revenue from both services and, to a lesser extent, product sales. We completed the sale of the rights to one of our software products in the third quarter of 1998. There were no product sales during 1999 as we have shifted our business focus to concentrate solely on generating revenues from services.

    Project personnel costs represent our most significant expense and consist primarily of salaries, bonuses and employee benefits for company personnel dedicated to client assignments, and fees paid to subcontractors for work performed on our projects. Subcontractors generally cost us more than our own project personnel; consequently, we usually generate lower gross profit margins by using subcontractors. Non-billable time incurred by our project personnel resulting from start-up time for new hires and training time incurred to upgrade the skills of existing staff may cause gross profit margins to decrease. We plan to increase the number of our project personnel in order to support our planned revenue growth.

    Selling, marketing and administrative expenses consist primarily of salaries, bonuses and employee benefits for non-project personnel, occupancy costs, staff recruiting costs, travel expenses, depreciation expenses and promotional costs. We expect selling, marketing and administrative expenses to increase as we expand our sales force, open new offices, increase our recruiting efforts and incur additional costs related to the growth of our business and operation as a public company.

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

    Our predecessor is Tanning Technology Group, LLC, which was formed on February 8, 1995 as a result of the combination of four entities affiliated with our co-founders, Larry G. Tanning, Bipin Agarwal, Toni S. Hippeli and Stephen Brobst. Pursuant to a stock purchase agreement entered into with AEA Tanning Investors Inc., the managing member of TTC Investors I LLC, TTC Investors IA LLC, TTC Investors II LLC and TTC Investors IIA LLC (together with AEA Tanning Investors Inc., the "TTC Investors Group"), our predecessor was converted into a Delaware corporation and the TTC Investors Group purchased, between January 1997 and June 1998, a total of 5,696,770 shares of our common stock for an aggregate purchase price of $14.6 million.

Results of operations

    The following table presents the relative composition of revenue and selected statements of operations data as a percentage of revenue, as well as certain other revenue and profitability statistics.



                                                                                   Year ended December 31,
                                                                         --------------------------------------------
                                                                              1997           1998           1999
                                                                         --------------  -------------  -------------
Statement of Operations Data:
Services revenue.......................................................             97%            91%           100%
Product sales..........................................................              3              9              0
                                                                         --------------  -------------  -------------
 Net revenues..........................................................            100            100            100
Project personnel costs................................................             56             45             48
                                                                         --------------  -------------  -------------
 Gross profit margin...................................................             44             55             52

Selling, marketing and administrative..................................             30             37             48
Product development costs..............................................              6              8              0
Sign-on bonus related to stock purchase agreement......................              8              0              0
Management fees--related parties.......................................              0              0              0
                                                                         --------------  -------------  -------------
Income (loss) from operations..........................................             (1)            10              4
Interest income and other, net.........................................              0              1              3
                                                                         --------------  -------------  -------------
Income (loss) before income taxes......................................             (1)            11              7
Income tax provision (benefit).........................................             (1)             4              3
                                                                         --------------  -------------  -------------
Net income.............................................................              0%             7%             4%
                                                                         ==============  =============  =============
Growth in net revenues.................................................            104%            28%            76%
Growth in services revenue.............................................             98             20             93
Gross profit margin from services......................................             42             51             52
Income from operations from services...................................              2             11              4


    Comparison of years ended December 31, 1998 and 1999

    Net revenues

    Our net revenues increased $25.2 million, or 76%, to $58.5 million in 1999 from $33.3 million in 1998. The increase in services revenue of 93% in 1999 reflects increases in both the size and number of client projects. In 1998, we earned revenues of $3.0 million from the sale of software products; there was no revenue from product sales in 1999. The product sales in 1998 included the sale of the rights to certain software products. Revenues derived from our five largest clients as a percentage of total net revenues were 71% in 1999 and 65% in 1998.

Project personnel costs

    Project personnel costs increased $13.2 million, or 88%, to $28.1 million in 1999 from $14.9 million in 1998. The increase in project personnel costs in 1999 was due to an increase in project personnel from 107 at the end of 1998 to 207 at the end of 1999. The gross profit margin from services increased from 51% in 1998 to 52% in 1999 as a result of improved utilization and increased average billing rates. The gross profit margin from services in 1999 was adversely affected by difficulties encountered in performing a project engagement entered into in 1999 on a fixed fee basis, because we were required to devote more resources to perform the work than we had originally anticipated. Approximately 6% of total revenues were attributable to this project during 1999, a proportion that is likely to continue or increase in the foreseeable future. We expect that this project will continue to have an adverse effect on our results as we work to improve the efficiency of our delivery on this project, and make appropriate modifications in the terms of the engagement.

Selling, marketing and administrative

    Selling, marketing and administrative expenses increased $15.6 million, or 128%, to $27.8 million in 1999 from $12.2 million in 1998. Selling, marketing and administrative expenses increased as a percentage of revenues from 37% in 1998 to 48% in 1999. These increases were primarily a result of our decision to expand our selling and marketing group and the administrative staff to support revenue growth. Also contributing to the increase in staffing expenses of $9.7 million were increases in occupancy costs of $1.4 million and increases in depreciation expense of $0.6 million associated with fixed asset additions during 1999. Our sales, marketing and administrative staff grew from 37 employees at the end of 1998 to 74 employees at the end of 1999.

Product development costs

    We incurred costs associated with software product sales of $2.8 million during 1998, or 8% of net revenues. No such costs were incurred in 1999. We have no plans to continue the development of software for resale purposes.

Provision for (benefit from) income taxes

    Our provision for income taxes increased to approximately $1.7 million on pre-tax profits of $4.2 million for 1999 compared to a tax provision of approximately $1.4 million on pre-tax profits of $3.7 million in 1998. Our effective tax rate in 1999 was 41%.

Comparison of years ended December 31, 1997 and 1998

Net revenues

    Our net revenues increased $7.2 million, or 28%, to $33.3 million in 1998 from $26.1 million in 1997. The increase in services revenue of 20% in 1998 reflects increases in both the size and number of client projects. Utilization and revenues were adversely affected for the first half of 1998, principally as a result of a significant project termination in the fourth quarter of 1997 following a change in the client's strategic plans due in part to regulatory changes. As a result of this termination, we generated $5.7 million less revenues from this client in the first half of 1998 than we did in the second half of 1997, without a proportionate decrease in project personnel costs. Utilization and revenues improved in the second half of 1998 as new projects commenced, including additional work for the same client. Our net revenues from foreign operations increased $7.5 million, or 253%, from $3.0 million in 1997 to $10.5 million in 1998. In 1997, we earned revenues of $0.9 million from the sale of software products compared to $3.0 million earned in 1998. The software sales in 1998 included the sale of the rights to certain software products. Revenues derived from our five largest clients as a percentage of total net revenues were 65% in 1998 and 78% in 1997.

Project personnel costs

    Project personnel costs increased $0.2 million, or 1%, to $14.9 million in 1998 from $14.7 million in 1997. The increase in project personnel costs in 1998 was due to an increase in project personnel from 81 at the end of 1997 to

107 at the end of 1998, which was nearly offset by a decrease in fees paid to subcontractors. The gross profit margin from services increased from 42% in 1997 to 51% in 1998 as a result of improved utilization and a shift in staffing mix to using fewer subcontractors and more internal project personnel.

Selling, marketing and administrative

    Selling, marketing and administrative expenses increased $4.3 million, or 55%, to $12.2 million in 1998 from $7.9 million in 1997. Selling, marketing and administrative expenses increased as a percentage of revenues from 30% in 1997 to 37% in 1998. These increases were primarily a result of our decision to expand our selling and marketing group and the administrative staff to support revenue growth. Also contributing to the increase in staffing expenses of $2.2 million were increases in occupancy costs of $0.6 million and increases in depreciation expense of $0.8 million associated with fixed asset additions during 1998. Our sales, marketing and administrative staff grew from 28 employees at the end of 1997 to 37 employees at the end of 1998.

Product development costs

    We incurred costs associated with software product sales of $1.6 million in 1997 and $2.8 million in 1998, representing 6% of 1997 net revenues and 8% of 1998 net revenues. We have no plans to continue the development of software for resale purposes.

Sign-on bonus related to stock purchase agreement

    In conjunction with the stock purchase agreement entered into with the TTC Investors Group, we paid sign-on bonuses aggregating $2.1 million in order to retain the members and certain employees of our predecessor. This expense was a single occurrence in 1997 and was not incurred in any other periods reported.

Management fees--related parties

    We incurred management fees of $73,000 to members of our predecessor in January 1997. No management fees were incurred after the formation of our company in January 1997. These fees represent payment for services performed on behalf of our predecessor. Subsequent to the formation of our company, the payments made to members of our predecessor are reflected in salary expenses in selling, marketing and administrative expenses, or as project personnel cost for billable time incurred by these employees.

Provision for (benefit from) income taxes

    Our provision for income taxes increased to approximately $1.4 million on pre-tax profits of $3.7 million for 1998 compared to a tax benefit of approximately $0.2 million on pre-tax losses of $0.1 million in 1997. Our effective tax rate in 1998 was 37%. The 1997 tax benefit is the result of 11 months of net (loss) from operations before taxes of $0.4 million and the implications of a change in that status after the merger of Tanning Technology Group, LLC into Tanning Technology Corporation on January 31, 1997. No income taxes were paid by Tanning Technology Group since members included their distributive shares of revenue and deductions of the limited liability company in their personal capacities, pursuant to Subchapter K of the Internal Revenue Code.

Quarterly results

    The following table presents our unaudited quarterly results of operations for 1999. We derived this data from our unaudited consolidated financial statements, and, in the opinion of management, they include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. Results of operations for any fiscal quarter do not necessarily indicate what results may be for any future period.

                                                                      Three months ended
                                         --------------------------------------------------------------------------
                                             March 31,           June 30,         September 30,       December 31,
                                                1999               1999                1999               1999
                                         ----------------   ----------------    ----------------   ----------------
                                                              (in thousands)
Services revenue......................            $11,305            $13,214             $16,005            $17,940
Project personnel costs...............              5,492              6,378               7,745              8,533
                                         ----------------   ----------------    ----------------   ----------------
   Gross profit.......................              5,813              6,836               8,260              9,407
Selling, marketing and administrative.              4,679              6,504               7,936              8,714
                                         ----------------   ----------------    ----------------   ----------------
Income from operations................              1,134                332                 324                693
Interest income and other, net........                163                113                 489                916
                                         ----------------   ----------------    ----------------   ----------------
Income before income taxes............              1,297                445                 813              1,609
Income tax provision..................                478                157                 364                716
                                         ----------------   ----------------    ----------------   ----------------
Net income............................            $   819            $   288             $   449            $   893
                                         ================   ================    ================   ================


Stock-based compensation

    We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. Under Accounting Principles Board Opinion No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the disclosure-only provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123.

Liquidity and capital resources

    During 1998, we financed our operations and investments in property and equipment primarily through cash generated from operations and the sale of common stock. During 1999, we had a bank note outstanding of approximately $520,000, the proceeds of which were used to acquire office furniture and fixtures. We repaid this note during the third quarter and had no outstanding debt as of December 31, 1999.

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

    On February 1, 2000, we issued and sold 229,227 shares of our common stock to GlobalCenter Inc. for a total purchase price of $10 million.

    Cash and cash equivalents increased to $68.6 million at December 31, 1999 from $10.4 million at December 31, 1998. The increase was primarily due to $63.3 million in net proceeds from the issuance of common stock and the exercise of stock options, partially offset by investments in property and equipment, and a $0.95 million net decrease in cash from operating activities. Proceeds from the issuance of common stock in connection with the exercise of stock options and purchases under our stock purchase plan amounted to $5.48 million during 1999. We currently have no material commitments for capital expenditures.

    We anticipate that we will expend capital to develop the infrastructure needed to support our future growth. As a result, we expect to use cash from operations and the net proceeds from equity offerings to meet capital expenditures and working capital necessary to support our growth. We currently have no material commitments for capital expenditures. Based on our current business plan, we believe that the cash provided from operations, cash on hand and our net proceeds from equity offerings will be sufficient to meet our cash requirements, including for working capital and capital expenditures, at least through the end of 2000.

Year 2000

    Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. These programs were unable to distinguish properly between the year 1900 and the year 2000, and as such, risked failure with the changing of the century. This circumstance is frequently referred to as the "Year 2000 issue."

    We rely on information technology systems, applications and devices in several aspects of our business, including service delivery, time reporting, and financial accounting. To date, we have neither been advised of nor have experienced problems related to the Year 2000 issue in connection with our internal hardware and software systems, but we will continue to monitor our systems for such problems. Based on currently available information, we believe that any further expenses related to Year 2000 issues will not have a material impact on our results of operations.

    In addition to our internal systems, we also rely, directly and indirectly, on the systems of business enterprises such as clients, suppliers, utilities, creditors and financial institutions, both domestic and international. To date, we have neither been advised of nor have experienced any interruptions in service from those material third party vendors with which we transact business as a result of the Year 2000 issue. In addition, we have not been advised by any of our clients that there will be a delay in the payment of invoices we have issued for services rendered as a result of the failure of such client's accounting systems due to the Year 2000 issue. A delay in payment of invoices could have a material negative effect on us.

    Although our principal service offerings generally do not include Year 2000 remediation services, former, present and future clients could assert claims against us related to the Year 2000 issue. There can be no assurance that all information technology systems we have designed, developed, recommended or deployed are Year 2000 compliant. Any Year 2000-related failure of critical client systems in which we were involved could result in claims being asserted against us, regardless whether the failure is related to the services provided by us. If asserted, any liability that may result, and the time and resources used in resolving these claims, could have a material adverse effect on us.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We provide our services to customers primarily in the United States, the United Kingdom and Denmark. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. Sales by Tanning Technology Europe Limited, a United Kingdom subsidiary, are currently made in U.S. dollars or its functional currency of pounds sterling. To the extent Tanning Technology Europe has monetary assets and liabilities denominated in any currency other than pounds sterling, any significant variation in exchange rate between the pound sterling and these other currencies could have a material effect on our operating results. To the extent that we bill clients in a currency other than their local currency, exchange rate fluctuations that strengthen the currency in which we bill relative to their local currency could make our services less competitive to such clients. Historically, we have not experienced material fluctuations in our results due to foreign currency exchange rate changes.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this Item are submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

    Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A in connection with our 2000 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the captions "Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the caption "Executive Compensation and Other Information" in our Proxy Statement which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the captions "Election of Directors" and "Equity Security Ownership" in our Proxy Statement which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement which information is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents Filed as Part of this Report:

         1.   Financial Statements.

              The Consolidated Financial Statements and Notes thereto are listed and indexed on page F-1.

         2.   Financial Statement Schedules.

              Schedule II - Valuation and Qualifying Accounts is filed as part of this report and is attached hereto as page S-1. All other schedules other than those listed in the Consolidated Financial Statements and Notes thereto have been omitted because they are not applicable or the required information has been included elsewhere in this report.

         3.   List of Exhibits.

              See Exhibit Index included herein. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

    (b)  Reports on Form 8-K:

         None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors............................................  F-2

Consolidated Balance Sheets at December 31, 1999 and 1998.................  F-3

Consolidated Statements of Income for the years ended December 31, 1999,
 1998 and 1997............................................................  F-5

Consolidated Statements of Stockholders'/Members' Equity for the years ended December 31, 1999, 1998 and 1997...................................  F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997.........................................  F-7

Notes to Consolidated Financial Statements................................  F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
 Tanning Technology Corporation

    We have audited the accompanying consolidated balance sheets of Tanning Technology Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders'/members' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanning Technology Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 Ernst & Young LLP

Denver, Colorado
February 3, 2000

                        TANNING TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                               December 31,

                                                                        1998                 1999
                                                                 -------------------  -------------------

Assets
Current assets:
  Cash and cash equivalents....................................         $10,446,111          $68,617,336
  Accounts receivable--trade, net of allowance for doubtful
   accounts of $956,656 and $874,949 at   December 31, 1998
   and 1999, respectively......................................           9,225,153           16,726,619


  Accounts receivable--other...................................             152,743              308,861
  Income taxes receivable......................................                  --              699,423
  Deferred income taxes........................................             417,315              475,147
  Prepaid expenses and other assets............................             344,867              664,340
                                                                        -----------          -----------
Total current assets...........................................          20,586,189           87,491,726

Property and equipment, at cost:
  Computer equipment...........................................           2,081,553            3,057,499
  Office furniture and equipment...............................           1,342,097            2,253,808
  Computer software............................................             917,757            1,751,421
  Leasehold improvements.......................................             258,484            1,043,711
                                                                        -----------          -----------
                                                                          4,599,891            8,106,439

  Less accumulated depreciation and amortization...............          (1,384,859)          (2,867,859)
                                                                        -----------          -----------
                                                                          3,215,032            5,238,580

Long-term receivables -- related parties.......................                  --              810,000
Deposits and other long-term assets............................             121,854              827,738
                                                                        -----------          -----------
Total assets...................................................         $23,923,075          $94,368,044
                                                                        ===========          ===========

                         TANNING TECHNOLOGY CORPORATION

                                                                              December 31,
                                                                    --------------------------------
                                                                         1998             1999
                                                                    ---------------  ---------------

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable................................................     $ 1,554,871      $ 2,656,108
  Accrued compensation............................................       2,280,842        4,917,691
  Accrued distribution to former members..........................         165,257               --
  Other accrued liabilities.......................................         629,190        1,192,431
  Deferred revenue................................................         400,146          490,188
  Income taxes payable............................................       1,432,518               --
  Current portion of long-term debt...............................         118,670               --
                                                                       -----------      -----------
Total current liabilities.........................................       6,581,494        9,256,418
Deferred income taxes.............................................          87,291           75,019
Long-term debt, net of current portion............................         460,183               --
Other long-term liabilities.......................................              --          325,079
Minority interest.................................................          22,062          109,790
Commitments and contingencies.....................................
Stockholders' equity:
  Preferred Stock, $0.01 par value:
     Authorized shares--5,000,000
     Issued and outstanding shares--none at December 31, 1998 and
      1999........................................................              --               --

  Common stock:
  Common Shares, $0.01 par value:
     Authorized shares--70,000,000
     Issued and outstanding shares--none at December 31, 1998 and
      20,439,546 at December 31, 1999.............................              --          204,395

  Class A shares, $0.01 par value:
     Authorized shares--9,520,293
     Issued and outstanding shares--9,520,293 at   December 31,
      1998 and none at December 31, 1999..........................         290,795               --

  Class B shares, $0.01 par value:
     Authorized shares--5,696,770
     Issued and outstanding shares--5,696,770 at December 31,
      1998 and none at December 31, 1999..........................         151,376               --

  Class C shares, $0.01 par value:
     Authorized shares--8,536,568
     Issued and outstanding shares--none at December 31, 1998 and
      1999........................................................              --               --

  Additional paid-in capital......................................      14,178,203       79,844,186
  Retained earnings...............................................       2,159,428        4,608,521
  Accumulated comprehensive (loss)................................          (7,757)         (55,364)
                                                                       -----------      -----------
Total stockholders' equity........................................      16,772,045       84,601,738
                                                                       -----------      -----------
Total liabilities and stockholders' equity........................     $23,923,075      $94,368,044
                                                                       ===========      ===========



                            See accompanying notes.

                         TANNING TECHNOLOGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                                           Years ended December 31,
                                                ----------------------------------------------------
                                                    1997                1998                 1999


Services revenue.......................         $25,235,268          $30,313,139          $58,463,963
Product sales..........................             872,038            2,975,417                   --
                                                -----------          -----------          -----------
Net revenues...........................          26,107,306           33,288,556           58,463,963
Operating expenses:
  Project personnel costs..............          14,722,065           14,941,164           28,147,987
  Selling, marketing and
    administrative expenses............           7,855,759           12,177,973           27,832,772
  Product development costs............           1,608,178            2,785,723                   --
  Management fees--related
    parties............................              73,000                   --                   --
  Sign-on bonus related to stock
    purchase agreement.................           2,117,664                   --                   --
                                                -----------          -----------          -----------
     Total operating expenses..........          26,376,666           29,904,860           55,980,759
                                                -----------          -----------          -----------
Income (loss) from operations..........            (269,360)           3,383,696            2,483,204
Other income (expense):
  Interest income......................             291,292              333,195            1,613,252
  Interest expense.....................             (69,765)             (81,576)             (31,272)
  Other................................             (90,589)              33,979               98,692
                                                -----------          -----------          -----------
Income (loss) before provision for
 (benefit from) income taxes...........            (138,422)           3,669,294            4,163,876
Provision for (benefit from) income
 taxes.................................            (211,829)           1,366,323            1,714,783
                                                -----------          -----------          -----------
Net income.............................         $    73,407          $ 2,302,971          $ 2,449,093
                                                ===========          ===========          ===========
Basic earnings  per share..............               $0.01                $0.15                $0.14
                                                ===========          ===========          ===========
Basic weighted average shares
 outstanding...........................          13,718,710           14,968,974           17,556,487
                                                ===========          ===========          ===========
Diluted earnings  per share............               $0.01                $0.15                $0.12
                                                ===========          ===========          ===========
Diluted weighted average shares
 outstanding...........................          13,718,710           15,232,236           20,032,171
                                                ===========          ===========          ===========


                            See accompanying notes.

                        TANNING TECHNOLOGY CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/MEMBERS' EQUITY



                                                                                                 Class A
                                                                                               common stock
                                                    Member contributions  Accumulated   ----------------------------
                                                         (distributions)   earnings        Shares         Amount
                                                        ----------------  -----------   -------------   ------------
Balance, January 1, 1997..............................      $(3,706,639)  $ 3,777,131             --   $         --
Member distributions..................................         (977,455)           --             --             --
Member contributions, net.............................          838,565            --             --             --
Net income and comprehensive income for month ended
 January 31, 1997.....................................               --       216,950             --             --
Conversion to C corporation and sale of common stock..         3,845,529    (3,994,081)     9,520,293          2,763
                                                        ----------------  -----------   -------------   ------------
Balance, January 1, 1997..............................                --            --      9,520,293          2,763
Stock split, March 17, 1997...........................                --            --             --         55,396
Sale of common stock..................................                --            --             --             --
Net loss for the 11 months ended
 December 31, 1997....................................                --            --             --             --
Foreign currency translation..........................                --            --             --             --
Comprehensive income (loss)...........................
                                                        ----------------  -----------   -------------   ------------
Balance, December 31, 1997............................                --            --      9,520,293         58,159
Stock split, April 30, 1998...........................                --            --             --        232,636
Sale of common stock..................................                --            --             --             --
Distribution to former members of Tanning Technology
 Group, LLC...........................................                --            --             --             --
Net income............................................                --            --             --             --
Foreign currency translation..........................                --            --             --             --
Comprehensive income..................................
                                                        ----------------  -----------   -------------   ------------
Balance, December 31, 1998............................                --            --      9,520,293        290,795
Exercised stock options...............................                --            --             --             --
Reclass to one class of common stock..................                --            --     (9,520,293)      (290,795)
Issuance of common stock, IPO.........................                --            --             --             --
Issuance costs........................................                --            --             --             --
Employee stock purchase plan..........................
Exercised stock options...............................                --            --             --             --
Disqualifying disposition.............................                --            --             --             --
Net income............................................                --            --             --             --
Foreign currency translation..........................                --            --             --             --
Comprehensive Income..................................
                                                        ----------------  -----------   -------------   ------------
Balance, December 31, 1999............................  $             --  $         --  $         --    $         --
                                                        ================  ===========   =============   ============



                                                              Class B             Class C                               Additional
                                                            common stock        common stock        Common Stock         paid-in
                                                          Shares    Amount    Shares     Amount     Shares    Amount     capital
                                                        ----------   -------  --------  --------  ----------  -------- -----------
Balance, January 1, 1997..............................          --  $     --        --   $    --          --   $    --          --
Member distributions..................................          --        --        --        --          --        --          --
Member contributions, net.............................          --        --        --        --          --        --          --
Net income and comprehensive income for month ended
 January 31, 1997.....................................          --        --        --        --          --        --          --
Conversion to C corporation and sale of common stock..   3,657,342       927        --        --          --        --   9,233,851
                                                        ----------   -------  --------  --------  ----------  -------- -----------
Balance, January 1, 1997..............................   3,657,342       927        --        --          --        --   9,233,851
Stock split, March 17, 1997...........................          --    17,927        --        --          --        --     (73,323)
Sale of common stock..................................   1,469,917     7,846        --        --          --        --   3,640,244
Net loss for the 11 months ended
December 31, 1997.....................................          --        --        --        --          --        --          --
Foreign currency translation..........................          --        --        --        --          --        --          --
Comprehensive income (loss)...........................
                                                        ----------   -------  --------  --------  ----------  -------- -----------
Balance, December 31, 1997............................   5,127,259    26,700        --        --          --        --  12,800,772
Stock split, April 30, 1998...........................          --   109,476        --        --          --        --    (342,112)
Sale of common stock..................................     569,511    15,200        --        --          --        --   1,884,800
Distribution to former members of Tanning Technology
 Group, LLC...........................................          --        --        --        --          --        --    (165,257)
Net income............................................          --        --        --        --          --        --          --
Foreign currency translation..........................          --        --        --        --          --        --          --
Comprehensive income..................................
                                                        ----------   -------  --------  --------  ----------  -------- -----------
Balance, December 31, 1998............................   5,696,770   151,376        --        --          --        --  14,178,203
Exercised stock options...............................          --        --   327,388     3,274          --        --   1,266,726
Reclass to one class of common stock..................  (5,696,770) (151,376) (327,388)   (3,274) 15,544,451   155,445     290,000
Issuance of common stock, IPO.........................          --        --        --        --   4,310,920    43,109  64,620,691
Issuance costs........................................          --        --        --        --          --        --  (6,824,926)
Employee stock purchase plan..........................          --        --        --        --     224,914     2,249   2,445,162
Exercised stock options...............................                              --        --     359,261     3,592   1,755,914
Disqualifying disposition.............................          --        --        --        --          --        --   2,112,416
Net income............................................          --        --        --        --          --        --          --
Foreign currency translation..........................          --        --        --        --          --        --          --
Comprehensive Income..................................
                                                        ----------   -------  --------  --------  ----------  -------- -----------
Balance, December 31, 1999............................          --   $    --        --  $     --  20,439,546  $204,395 $79,844,186
                                                        ==========   =======  ========  ========  ==========  ======== ===========





                                                                                              Total
                                                            Retained       Accumulated    stockholders'/
                                                            earnings      comprehensive      members'
                                                            (deficit)      income (loss)      equity
                                                           -----------   ---------------   ------------
Balance, January 1, 1997..............................          $   --          $ 12,079    $    82,571
Member distributions..................................              --                --       (977,455)
Member contributions, net.............................              --                --        838,565
Net income and comprehensive income for month ended
 January 31, 1997.....................................              --                --        216,950
Conversion to C corporation and sale of common stock..              --           (12,079)     9,076,910
                                                           -----------   ---------------   ------------
Balance, January 1, 1997..............................              --                --      9,237,541
Stock split, March 17, 1997...........................              --                --             --
Sale of common stock..................................              --                --      3,648,090
Net loss for the 11 months ended
December 31, 1997.....................................        (143,543)               --       (143,543)
Foreign currency translation..........................              --            (5,408)         5,408
                                                                                           ------------
Comprehensive income (loss)...........................                                         (148,951)
                                                           -----------   ---------------   ------------
Balance, December 31, 1997............................        (143,543)           (5,408)    12,736,680
Stock split, April 30, 1998...........................              --                --             --
Sale of common stock..................................              --                --      1,900,000
Distribution to former members of Tanning Technology
 Group, LLC...........................................              --                --       (165,257)
Net income............................................       2,302,971                --      2,302,971
Foreign currency translation..........................              --            (2,349)        (2,349)
                                                                                           ------------
Comprehensive income..................................                                        2,300,622
                                                           -----------   ---------------   ------------
Balance, December 31, 1998............................       2,159,428            (7,757)    16,772,045
Exercised stock options...............................              --                --      1,270,000
Reclass to one class of common stock..................              --                --             --
Issuance of common stock, IPO.........................              --                --     64,663,800
Issuance costs........................................              --                --     (6,824,926)
Employee stock purchase plan..........................              --                --      2,447,411
Exercised stock options...............................              --                --      1,759,506
Disqualifying disposition.............................              --                --      2,112,416
Net income............................................       2,449,093                --      2,449,093
Foreign currency translation..........................              --           (47,607)       (47,607)
                                                                                           ------------
Comprehensive Income..................................                                        2,401,486
                                                           -----------   ---------------   ------------
Balance, December 31, 1999............................      $4,608,521          $(55,364)   $84,601,738
                                                           ===========   ===============   ============

                            See accompanying notes.

                        TANNING TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                 Years ended December 31,
                                                                      ---------------------------------------------------
                                                                          1997                1998               1999
                                                                      -----------         -----------         -----------
Operating activities
Net income....................................................        $    73,407         $ 2,302,971         $ 2,449,093
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Loss on disposal of equipment...............................                 --             128,609                  --
  Depreciation and amortization...............................            443,977             916,699           1,419,315
  Deferred income taxes.......................................           (227,285)           (102,739)            (70,104)
  Minority interest...........................................                 --              22,062              87,728
  Changes in operating assets and liabilities:
     Accounts receivable -- trade.............................         (5,036,989)         (3,868,096)         (7,598,466)
     Accounts receivable -- other.............................            (54,442)            (46,437)           (157,118)
     Income taxes receivable..................................           (603,500)            603,500            (699,423)
     Prepaid expenses and other assets........................              6,634            (267,661)           (322,473)
     Long-term receivables -- related parties.................                 --                  --            (810,000)
     Deposits and other long-term assets......................                744            (108,906)           (705,884)
     Accounts payable.........................................            746,104             460,498           1,120,237
     Accrued compensation.....................................          1,072,000             870,726           2,651,849
     Deferred revenue.........................................             45,000             355,146              90,042
     Other accrued liabilities................................           (265,892)            171,327             563,241
     Other long-term liabilities..............................                 --                  --             325,079
     Income taxes payable.....................................             15,223           1,417,295             707,898
                                                                      -----------         -----------         -----------
Net cash provided by (used in) operating activities...........         (3,785,019)          2,854,994            (948,986)

Investing activities
Purchase of property and equipment, net.......................         (1,899,060)         (1,654,023)         (3,450,863)
                                                                      -----------         -----------         -----------
Net cash used in investing activities.........................         (1,899,060)         (1,654,023)         (3,450,863)

Financing activities
Principal payments under capital lease obligations............            (40,471)                 --                  --
Principal payments on long-term debt..........................           (700,000)         (1,073,478)           (578,853)
Borrowings on long-term debt..................................                 --             652,331                  --
Exercise of stock options.....................................                 --                  --           3,029,506
Proceeds from employee stock purchase plan....................                 --                  --           2,447,411
Net proceeds from issuance of common stock....................         12,725,000           1,900,000          57,838,874
Distributions to members, net.................................           (138,890)                 --            (165,257)
                                                                      -----------         -----------         -----------
Net cash provided by financing activities.....................         11,845,639           1,478,853          62,571,681
Effect of exchange rate on cash...............................             (5,408)             (2,349)               (607)
                                                                      -----------         -----------         -----------
Net increase in cash and cash equivalents.....................          6,156,152           2,677,475          58,171,225
Cash and cash equivalents at beginning of period..............          1,612,484           7,768,636          10,446,111
                                                                      -----------         -----------         -----------
Cash and cash equivalents at end of period....................        $ 7,768,636         $10,446,111         $68,617,336
                                                                      ===========         ===========         ===========

Supplemental disclosures of cash flow information
Cash paid for interest........................................        $    40,026         $   163,897         $    31,272
Cash paid for income taxes....................................            603,723              30,686         $ 1,741,815


Supplemental disclosures of noncash investing and financing transactions

    During 1997, the Company distributed $977,455 of its accounts receivable to its members.

                            See accompanying notes.

                         TANNING TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

    Tanning Technology Corporation (the "Company" or "Tanning") is an information technology services provider that architects, builds and deploys enterprise solutions for corporations throughout the world. The Company specializes in large, complex, integrated solutions that incorporate online transaction processing and very large databases. Internet technologies are a central part of the Company's solutions, enabling direct interaction among customers and business partners on the World Wide Web and among employees within organizations on their private intranets.

    Tanning Technology Group, LLC ("TTG") was formed under the laws of the state of Colorado on February 8, 1995, as a result of the combination of Courtney Rose Corporation, WinSoft Corporation, Strategic Technologies and Systems, and Hippeli Enterprises. The assets and liabilities contributed by the members were recorded at historical cost as reflected on the accounts of the respective entities prior to the formation of TTG.

    On December 24, 1996, TTG entered into a Stock Purchase Agreement with AEA Tanning Investors Inc. (AEA Tanning Investors Inc., together with certain limited liability companies of which it is the managing member, the "TTC Investors Group"). As a result of this agreement, on January 31, 1997 TTG effected a series of transactions whereby TTG was merged into Tanning Technology Corporation, a Delaware corporation newly formed in conjunction with this transaction. The membership interests of the members of TTG were converted into shares of Class A common stock of the Company. On the same date, the TTC Investors Group purchased 3,657,342 shares of Class B common stock from the Company for $9,076,910 and purchased directly from the former members of TTG $3,648,090 of accounts receivable that had been distributed to the members of TTG (see Note 7). On June 6, 1997, the TTC Investors Group purchased an additional 1,469,917 shares of Class B common stock from the Company for $3,648,090, which was comprised of $3,126,636 cash and accounts receivable with a value of $521,454. On June 9, 1998, the TTC Investors Group purchased an additional 569,511 shares of Class B common stock from the Company for $1,900,000.

    On July 28, 1999, the Company completed an initial public offering of common stock, par value $.01 per share, in which it sold 4,000,000 shares of common stock at $15.00 per share. On August 23, 1999, the Company issued an additional 310,920 shares of common stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to the Company from these transactions, net of underwriting discounts and costs of the offering, were approximately $57.8 million.

    The Company's wholly-owned direct subsidiaries include Nextek Software Corp. and a United Kingdom subsidiary, Tanning Technology Europe Limited ("TTEL"). During 1998, the Company established a 51% owned Indian subsidiary, Tanning Technology India Pvt Ltd ("TTI"). Through additional investments, the Company increased its ownership interest in TTI to 76% during 1999. The operating results of TTI are not material to the consolidated results of operations. Nextek Software Corporation sold the rights to certain developed software during 1998 and has no current plans for future product sales.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

    The accompanying financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

                         TANNING TECHNOLOGY CORPORATION

Limited Liability Company ("LLC")

    An LLC is an unincorporated association of two or more persons, whose members have limited personal liability for the obligations or debts of the entity. For federal income tax purposes, the Company was classified as an LLC through January 31, 1997, at which time the Company converted from an LLC to a C Corporation.

Revenue Recognition

    Substantially all of the Company's contracts are billed on a time and materials basis. Under time and materials contracts, the Company recognizes revenue as services are provided. In addition, the Company is generally reimbursed for reasonable expenses incurred under its contracts. The Company recognizes revenue for fixed price contracts on a percentage of completion basis (based on the ratio of costs incurred to the total estimated project cost at completion). The Company recognizes revenue from its software sales in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Financial Position 97-2, Software Revenue Recognition, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

Cash and Cash Equivalents

    The Company considers all highly liquid investments (including money market accounts) with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

    Property and equipment is stated at cost. Depreciation and amortization, which includes amortization of assets under capital leases, is based on the straight-line method over the following estimated useful lives:

Computer equipment.......................  4-5 years
Office furniture and equipment...........  7 years
Computer software........................  3 years
Leasehold improvements...................  Lesser of the life of the improvement
                                           or the related asset

Long-lived Assets

    The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist principally of computer equipment and office furniture and equipment. During the year ended December 31, 1998, the Company determined that computer and other equipment having an original cost of approximately $296,633 was no longer being used. Accordingly, the Company disposed of those assets and wrote off the remaining net book value of $128,609. There were no material dispositions of long-lived assets during the year ended December 31, 1999.

Income Taxes

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes, which requires that the Company account for income taxes using the liability method. Under SFAS No. 109, deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial reporting and tax reporting purposes. Upon completion

                         TANNING TECHNOLOGY CORPORATION
of the merger of TTG with the Company (see Note 1), the LLC status was terminated and the Company began providing for current and deferred income taxes as a C corporation. Accordingly, the consolidated statement of income for the year ended December 31, 1997 includes a one-time credit (included in benefit from income taxes) of approximately $70,000 to record the related deferred tax asset.

Foreign Currency Translation

    The financial statements of TTEL are prepared in pound sterling and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of income. Translation adjustments are reflected as foreign currency translation adjustments within comprehensive income in stockholders' equity and accordingly have no effect on net income. Transaction adjustments for TTEL are included in income. Foreign currency transaction adjustments are not material to income.

Fair Value of Financial Instruments

    The carrying amounts of the Company's cash and cash equivalents, receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments. The fair value of the Company's long-term debt approximates carrying value and was estimated by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities.

Sales to Significant Customers

    The Company provides services to a small number of customers. Two customers accounted for 40% and 22%, respectively, of total revenues in 1997. Two customers accounted for 28% and 11%, respectively, of total revenues in 1998. Two customers accounted for 26% and 24%, respectively, of total revenues in 1999. The Company performs periodic credit evaluations of its customers' financial condition and collateral generally is not required. Overall credit losses are within management's expectations.

Accounting Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123.

Earnings Per Share

    The Company has adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock

                         TANNING TECHNOLOGY CORPORATION
that then shared in the earnings of the entity. Potential dilution of securities exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock.

The following table reflects the basic and diluted weighted average shares.

                                                                       Years ended December 31
                                                          -------------------------------------------------
                                                               1997             1998             1999
                                                          ---------------   --------------   --------------
Weighted-average shares outstanding.....................       13,718,710       14,968,974       17,556,487
Dilutive impact of options outstanding..................               --          263,262        2,475,684
                                                          ---------------   --------------   --------------
Weighted-average shares and potential dilutive shares
 outstanding............................................       13,718,710       15,232,236       20,032,171
                                                          ===============   ==============   ==============

Reclassifications

    Certain of the prior year amounts have been reclassified to conform with the 1999 presentation.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is required to be adopted in years beginning after June 15, 2000. We anticipate that the adoption of SFAS No. 133 will not have a significant effect on the financial condition of the Company.


3.    LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                December 31,
                                                                      ---------------------------------
                                                                            1998             1999
                                                                      ----------------  ---------------

  Note and security agreements with bank, interest at 8.71%, principal and interest payable over sixty equal monthly
    installments....................................................        $  578,853  $            --
  Less current portion..............................................          (118,670)              --
                                                                      ----------------  ---------------
  Long-term debt....................................................        $  460,183  $            --
                                                                      ----------------  ---------------

    The proceeds from the note and security agreements (the "Notes") totaling $652,331 were used by the Company to purchase office furniture and fixtures. The Notes were collateralized by the purchased assets.

4.  STOCKHOLDERS' EQUITY

    On July 28, 1999, the Company completed an initial public offering of common stock, in which it sold 4,000,000 shares of common stock at $15.00 per share. On August 23, 1999, the Company issued an additional 310,920 shares of common stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to the Company from these transactions, net of underwriting discounts and costs of the offering, were approximately $57.8 million.

    In connection with the initial public offering, the Company effected a 1 for
3.05 reverse stock split of its Class A and Class C common shares and a 1 for
2.67 reverse stock split of its Class B common shares, and the Class A, Class B and Class C nonvoting common stock was converted into one class of voting common stock. All references to common stock in the accompanying financial statements reflect these reverse stock splits, but not the conversion to one class of common stock, retroactively applied to all periods presented.

                         TANNING TECHNOLOGY CORPORATION

    During the year ended December 31, 1999, the Company issued 911,563 shares of common stock in conjunction with purchases under our qualified stock purchase plan, as well as the exercise of vested stock options.

    On March 17, 1997, the Board of Directors declared a 21.053:1 stock split of the Company's Class A and B common stock, effected in the form of a stock dividend of 20.053 shares of Class A and B common stock for each one share issued and outstanding. Class A and B common stock issued and additional paid-in capital as of December 31, 1997 have been restated to reflect this split. The number of shares issued at December 31, 1997, after giving effect to both the purchases by the TTC Investors Group and the stock splits, was 9,520,293, 5,127,259 and 0 of Class A, B and C common stock, respectively.

    Effective April 30, 1998, the Board of Directors declared a 5:1 stock split of the Company's Class A and B common stock, effected in the form of a stock dividend of 4 shares of Class A and B common stock for each one share issued and outstanding. The split was effected so that no change was made to the par value of all outstanding shares. In conjunction with the stock split, each outstanding stock option granted under the Stock Option Plan was also increased while the exercise price of each stock option was decreased by the corresponding 5:1 ratio.

    In July 1998, the number of authorized shares of Class C nonvoting common stock was increased to 8,536,560. The number of shares issued at December 31, 1998, after giving effect to both the stock splits and the purchases by the TTC Investors Group, was 9,520,293, 5,696,770, and 0 of Class A, B and C common stock, respectively. As of December 31, 1999, there were 20,439,546 shares of common stock issued and outstanding.

5.    INCOME TAXES

  The components of income tax expense  are as follows:

                                                                Years ended December 31,
                                                  --------------------------------------------------
                                                         1997             1998             1999
                                                    ---------------  ---------------  ---------------
Provision for (benefit from) income taxes:
Current:
        Federal...................................       $       -       $  268,823       $ (263,386)
        State.....................................           2,903           68,352           41,950
        Foreign...................................          12,553        1,131,887          (97,777)
                                                         ---------       ----------       ----------
     Total current................................          15,456        1,469,062         (319,213)
     Deferred:
        Federal...................................        (194,058)         (86,379)       1,779,341
        State.....................................         (33,227)         (16,360)         254,655
                                                         ---------       ----------       ----------
     Total deferred...............................        (227,285)        (102,739)       2,033,996
                                                         ---------       ----------       ----------
  Provision for (benefit from) income taxes.......       $(211,829)      $1,366,323       $1,714,783
                                                         =========       ==========       ==========

                         TANNING TECHNOLOGY CORPORATION

    The components of the deferred tax provision (benefit), which arise from timing differences between financial and tax reporting, are presented below:

                                                                                              December 31,
                                                                                   ---------------------------------
                                                                                         1998             1999
                                                                                   ----------------  ---------------
   Allowance for uncollectible accounts...........................................       $(237,109)        $(56,710)
   Accrued bonuses................................................................         141,330               --
   Accrued vacation...............................................................         (10,462)          59,722
   Deferred revenue...............................................................           8,364           63,319
   Net operating loss carryforward................................................          41,215               --
   Accelerated depreciation.......................................................         (43,461)          12,272
   Deferred state income taxes....................................................          17,139           (3,195)
   Organization costs.............................................................         (19,755)          (5,303)
                                                                                   ---------------   --------------
                                                                                         $(102,739)        $ 70,105
                                                                                   ===============   ==============

    The total of the components of the deferred tax provision disclosed above differs from the total deferred tax provision for 1999 because of tax expense recognized in the current year resulting from employees' exercise of non-qualified stock options. Under SFAS 109, this expense generates a deferred tax expense which is required to be recognized as additional paid-in-capital.

    Variation from the federal statutory rate is as follows:


                                                                         Years ended December 31,
                                                            --------------------------------------------------
                                                                  1997             1998             1999
                                                            ----------------  ---------------  ---------------
Expected provision for (benefit from) federal income taxes
   at statutory rate of 34%...............................        $ (47,063)       $1,247,561       $1,415,718
Election of C corporation status..........................          (69,681)                -                -
Tanning Technology Group, LLC income nontaxable due
   to LLC status..........................................          (86,780)                -                -
Permanent differences.....................................                -            25,892           50,525
State taxes, net of federal benefit.......................           (8,305)           34,315          195,759
Other.....................................................                -            58,555           52,781
                                                            ---------------   ---------------  ---------------
                                                                  $(211,829)       $1,366,323       $1,714,783
                                                            ===============   ===============  ===============


    The components of the net deferred income tax asset are as follows:

                                                           December 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
Deferred tax assets:
     Allowance for uncollectible accounts.........      $358,436      $301,726
     Accrued vacation.............................        31,232        90,955
     Deferred revenue.............................         9,807        73,125
     Foreign tax credit...........................        12,553        12,553
     Other........................................        19,756        14,452
                                                    ------------  ------------
                                                         431,784       492,811
  Deferred tax liabilities:
     Deferred state income taxes..................        14,469        17,664
     Accelerated depreciation.....................        87,291        75,019
                                                    ------------  ------------
  Deferred tax asset, net.........................      $330,024      $400,128
                                                    ============  ============

                         TANNING TECHNOLOGY CORPORATION

    For the year ended December 31, 1999, income (loss) before income taxes for domestic and foreign operations was $4,524,055 and ($360,179), respectively. For the year ended December 31, 1998, income before income taxes for domestic and foreign operations was $521,137 and $3,148,157, respectively.


6.  LEASES

    The Company leases equipment and office space. Rental expense under operating leases included in selling, marketing and administrative expenses was $2,150,312, $1,153,562 and $601,341 for the years ended December 31, 1999, 1998, and 1997, respectively.

    The following represents the future minimum lease payments for all noncancelable operating leases at December 31, 1999:

   2000.......................................................   $ 2,773,583
   2001.......................................................     2,266,073
   2002.......................................................     2,102,645
   2003.......................................................     2,121,881
   2004.......................................................     1,644,386
                                                                 -----------
   Total minimum lease payments...............................   $10,908,568
                                                                 ===========


    During 1997, all capital leases, which were substantially with members of the Company, were paid in full.

7.    RELATED PARTY TRANSACTIONS

    In conjunction with the Stock Purchase Agreement with the TTC Investors Group (see Note 1), the Company entered into employment agreements with certain stockholders of the Company on January 31, 1997. These employment agreements were for three years and consisted of annual minimum salary payments of $950,000 (in the aggregate for the employees who are party to these agreements) plus annual bonuses, as defined. In connection with the initial public offering, the Company amended these agreements to change the annual salary payments to $570,000 (in the aggregate for the employees who are party to these agreements) plus annual bonuses. Effective October 1, 1999, the Company amended these agreements to reduce the annual salary payments to $399,000 (in the aggregate for the employees who are party to these agreements). In addition, in February 1997 the Company paid sign-on bonuses totaling $1,573,212 to certain stockholders of the Company and $544,452 to certain employees of the Company.

    On January 24, 1997, TTG distributed $977,455 of accounts receivable balances which were generated from January 1997 sales in the United States, to its members. The amount distributed of $977,455 is included in member distributions in the accompanying consolidated statement of stockholders'/members' equity.

    Effective December 31, 1998, the Company agreed to distribute $165,257 to the former members of TTG. This distribution was for reimbursement of taxes paid by the members resulting from the conversion of an LLC to a C Corporation on January 31, 1997. The company made this distribution during 1999.

    The Company incurred management fees of $0, $0 and $73,000 to certain of its members for the years ended December 31, 1999, 1998, and 1997, respectively.

    Receivable balances, owed to the Company by employees, totaled $25,831, $66,024 and $60,753 at December 31, 1999 and 1998, and 1997, respectively.

                         TANNING TECHNOLOGY CORPORATION

    During 1999, the Company extended loans to certain employees for an aggregate amount of $810,000. These loans bear interest at Applicable Federal Rates ranging from 5.25% to 6.02% per annum, as prescribed by the Internal Revenue Service. All outstanding principal and unpaid interest amounts associated with these loans become due on various dates between July 31, 2001 and November 12, 2004.

8.  COMMITMENTS AND CONTINGENCIES

    During 1997, the Company entered into an agreement with two individuals whereby these individuals would receive commissions and royalties earned on sales made by Nextek Software Corporation as defined in the agreement. The Company incurred royalty and commission expenses of $0, $104,569 and $28,210 related to this agreement for the years ended December 31, 1999, 1998 and 1997, respectively.

9.  EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees age twenty-one or older are eligible to participate in the plan upon employment with the Company and may elect to defer up to 15 percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the retirement plan agreement, the Company, at its discretion, may make voluntary contributions to the plan. Each employee must complete one year of service, as defined, in order to receive any voluntary contributions made by the Company. Total employer contributions to the plan during 1999 were $138,542. No employer contributions were made to the plan in either 1998 or 1997.

10.  STOCK OPTIONS

    Effective February 1, 1997, the Company adopted the Tanning Technology Corporation Stock Option Plan (the "1997 Plan"). Under the provisions of the 1997 Plan, nonqualified stock options may be granted by a committee of the Board of Directors at its discretion to key employees, officers or independent contractors of the Company. The Company's 1997 Plan authorized the grant of options for up to 3,289,094 shares of Class C nonvoting common stock. All awards are for the right to purchase one share of Class C nonvoting common stock at a price to be determined by the committee. Generally, all options vest over a period of 3-4 years. All options, once vested, are exercisable until February 1, 2007, at which time the 1997 Plan shall terminate.

    Effective July 24, 1998, the Company adopted the Tanning Technology Corporation 1998 Stock Option Plan (the "1998 Plan"). The 1998 plan, which carries similar terms and conditions as the 1997 plan, authorizes the grant of options for up to 5,247,474 shares of Class C nonvoting common stock. All options granted under the 1998 Plan, once vested, are exercisable until July 24, 2008, at which time the 1998 Plan shall terminate.

    Effective July 22, 1999, the Company adopted the Tanning Technology Corporation 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the granting of incentive stock options to key employees, and nonqualified stock options to key employees, contractors and directors of the Company. The maximum number of shares of common stock available for awards under the 1999 Plan is 5 million. All awards are for the right to purchase one share of common stock at a price to be determined by a committee of the Board of Directors. The exercise price per share, however, may not be less than 100% of the fair market value of a share on the date the option is granted. Options generally vest over a period of 4-5 years; however, other vesting periods may be authorized by the committee. All options granted under the 1999 Plan, once vested, are exercisable until July 22, 2009, at which time the 1999 Plan shall terminate.

    Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following

                         TANNING TECHNOLOGY CORPORATION
weighted average assumptions for 1999 and 1998, respectively: risk-free interest rates of 4.64%-5.36%; dividend yields of 0; volatility factors of 1.183 and 0 and a weighted-average expected life of the option of 5 years.

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net income (loss) and earnings per share was as follows:

                                                         Year ended December 31,
                                               -----------------------------------------
                                                  1997            1998           1999
                                               -----------     ----------     ----------
     Net income (loss).......................  $  (149,000)    $2,047,000     $ (829,000)
                                               ===========     ==========     ==========
     Basic earnings (loss) per share.........  $     (0.01)    $     0.14     $    (0.05)
                                               ===========     ==========     ==========
     Diluted earnings (loss) per share.......  $     (0.01)    $     0.13     $    (0.05)
                                               ===========     ==========     ==========


    A summary of the Company's stock option activity, and related information, for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                                                                         Weighted-average
                                                                                             Options      exercise price
                                                                                          -------------  ----------------

   Outstanding January 1, 1997..........................................................            --             $   --
   Granted..............................................................................     1,934,869               2.90
   Exercised............................................................................            --                 --
   Forfeited...........................................................................       (130,956)              2.90
                                                                                             ---------
   Outstanding December 31, 1997........................................................     1,803,913               2.90
   Granted..............................................................................     3,846,330               3.79
   Exercised............................................................................            --                 --
   Forfeited............................................................................      (318,386)              2.90
                                                                                             ---------
   Outstanding December 31, 1998........................................................     5,331,857               3.57
   Granted..............................................................................     4,665,459              13.70
   Exercised............................................................................      (686,647)              4.41
   Forfeited............................................................................      (639,000)              5.92
                                                                                             ---------
   Outstanding December 31, 1999........................................................     8,671,669               8.78
                                                                                             =========             ======

                              Outstanding Options                                               Exercisable Options
-----------------------------------------------------------------------------------   --------------------------------------
                                               Weighted
                                                Average
                                                Remaining
                                            Contractual Life     Weighted Average     Shares Currently     Weighted Average
 Option Price Range       Shares Under                            Exercise Price         Exercisable        Exercise Price
                             Option

$2.90 to $4.50                  4,741,332      8.8 years                     $ 3.54            1,814,875               $ 3.37
$5.00 to $7.50                    624,543       10 years                     $ 5.35                4,296               $ 5.35
$8.00 to $12.00                 1,676,346       10 years                     $ 9.55               84,290               $ 8.18
$15.00 to $22.50                1,045,373       10 years                     $15.53                    -               $ 0.00
$22.50 to $35.00                  347,675       10 years                     $31.92               26,877               $34.59
$40.00 to $65.00                  236,400       10 years                     $53.67                    -               $ 0.00

The weighted average fair value of options granted during 1999 and 1998 was $11.45 and $.86, respectively.

                         TANNING TECHNOLOGY CORPORATION

11.  SEGMENT REPORTING

    During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all years and periods presented.

    SFAS 131 also requires the disclosure of certain financial information pertaining to geographic areas. Information about the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                                      December 31,
                                             -------------------------------
                                               1997       1998       1999
                                             ---------  ---------  ---------
Revenues from external customers:
  United States............................    $23,139    $22,811    $38,872
  Denmark..................................      1,532      9,595     15,369
  UK and other Europe......................      1,436        883      4,223
                                             ---------  ---------  ---------
  Total....................................    $26,107    $33,289    $58,464
                                             =========  =========  =========

                                                   December 31,
                                                 -----------------
                                                  1998       1999
  Long-lived assets, net:                        ------     ------
  United States............................      $3,055     $3,735
  Foreign..................................         160      1,503
                                                 ------     ------
  Total....................................      $3,215     $5,238
                                                 ======     ======

12.  EMPLOYEE STOCK PURCHASE PLAN

    In March 1999, the Company established the Tanning Technology Corporation 1999 Qualified Stock Purchase Plan (the "Plan"). The Company intends that the Plan qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees scheduled to work at least 20 hours per week and who have completed at least three months of continuous full-time employment in the service of the Company are eligible to participate in the Plan. Under the Plan, eligible employees can purchase shares, subject to limitations, of the Company's Class C nonvoting common stock at a discount not to exceed 15% of the market price as defined. During the year ended December 31, 1999, the Company issued 59,094 shares of nonvoting Class C nonvoting common stock and 165,820 shares of Common Stock in conjunction with this plan.


13.  SUBSEQUENT EVENT

    On February 1, 2000, the Company announced the formation of a strategic relationship with GlobalCenter Inc. ("GlobalCenter"). GlobalCenter, a subsidiary of Global Crossing Ltd., is a commerce service and Internet network solutions provider.

    The terms of the relationship involve three components: an equity investment by GlobalCenter in the Company, a preferred marketing arrangement between the two companies, and a direct engagement by GlobalCenter of the Company's services. GlobalCenter purchased, on February 1, 2000, 229,227 shares of the Company's common stock for an aggregate price of $10,000,028, or $43.625 per share.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS



                                                     Balance at   Charged to  Charged to              Balance at
                                                    beginning of  costs and     other                   end of
                                                       period      expenses    accounts   Deductions    period
                                                    ------------  ----------  ----------  ----------  ----------
Period ending December 31, 1997
   Allowance for doubtful accounts................  $          -    $534,787           -    $234,323    $300,464

Period ending December 31, 1998
   Allowance for doubtful accounts................      $300,464    $767,587           -    $111,395    $956,656

Period ending December 31, 1999
   Allowance for doubtful accounts................      $956,656    $594,950           -    $676,657    $874,949



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TANNING TECHNOLOGY CORPORATION

Date:  March 28, 2000               By: /s/ Henry F. Skelsey
                                       -----------------------------------
                                              Henry F. Skelsey
                                           Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                Title                             Date
             ---------                                -----                             ----

 /s/ Larry G. Tanning                 President, Chief Executive              March 28, 2000
------------------------------------
Larry G. Tanning                      Officer and Director
                                      (Principal Executive Officer)

 /s/ Henry F. Skelsey                 Executive Vice President,               March 28, 2000
------------------------------------
Henry F. Skelsey                      Chief Financial Officer and
                                      Director (Principal Financial
                                      and Accounting Officer)

 /s/ Bipin Agarwal                    Director                                March 28, 2000
------------------------------------
 Bipin Agarwal

 /s/ Toni S. Hippeli                  Director                                March 28, 2000
------------------------------------
 Toni S. Hippeli

 /s/ Dan J. Hesser                    Director                                March 28, 2000
------------------------------------
 Dan J. Hesser

                                 EXHIBIT INDEX

Exhibit            Description
-------            -----------
3.1                Certificate of Incorporation of Tanning, as amended and
                   restated *
3.2                Bylaws of Tanning, as amended and restated *
4.1                Form of certificate of common stock *
4.2                Amended and Restated Registration Rights Agreement, dated as of July 20, 1999, by and among Tanning and the parties listed as signatories thereto **
10.1               Form of Employment, Confidentiality and Non-Competition
                   Agreement (including Employee-Specific Terms) between Tanning and Larry Tanning *
10.2               Form of Promissory Note in the amount of $250,000, made by
                   Larry Tanning in favor of Tanning *
10.3               Form of Employment, Confidentiality and Non-Competition
                   Agreement (including Employee-Specific Terms) between Tanning and Bipin Agarwal *
10.4               Form of Promissory Note in the amount of $250,000, made by
                   Bipin Agarwal in favor of Tanning *
10.5               Form of Employment, Confidentiality and Non-Competition
                   Agreement between Tanning and each of P. Tracy Currie, Louis
                   A. D'Alessandro, Henry F. Skelsey, John Piccone, Mark Tanning and Frederick H. Fogel *
10.6               Employee-Specific Terms of Employment, Confidentiality and
                   Non-Competition Agreement between Tanning and P. Tracy
                   Currie, dated as of January 30, 1999 *
10.7               Employee-Specific Terms of Employment, Confidentiality and
                   Non-Competition Agreement between Tanning and Louis A.
                   D'Alessandro, dated as of February 1, 1999 *
10.8               Employee-Specific Terms of Employment, Confidentiality and
                   Non-Competition Agreement between Tanning and Henry F.
                   Skelsey, dated as of June 1, 1999 *
10.9               Employee-Specific Terms of Employment, Confidentiality and
                   Non-Competition Agreement between Tanning and John Piccone, dated as of June 30, 1999 *
10.10              Employee-Specific Terms of Employment, Confidentiality and
                   Non-Competition Agreement between Tanning and Mark Tanning, dated as of February 1, 1999 *
10.11              Employee-Specific Terms of Employment, Confidentiality and
                   Non-Competition Agreement between Tanning and Frederick H.
                   Fogel, dated as of June 30, 1999 *
10.12              Amended and Restated Shareholder Agreement, dated as of July
                   20, 1999, by and among Tanning and the parties listed as signatories thereto **
10.13              Lease, dated as of June 3, 1998, by and between Denver Hines
                   Development, LLC and Tanning for premises at 4600 South
                   Syracuse Street *
10.14              Amendment No. 1 to Lease, dated as of March 11, 1999, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street *
10.15              Amendment No. 2 to Lease, dated as of May 28, 1999, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street *
10.16              Form of Excise Tax Agreement *
10.17              1997 Stock Option Plan *
10.18              1998 Stock Option Plan *
10.19              1999 Employee Stock Purchase Plan *
10.20              1999 Stock Option Plan *
10.21              Letter Agreement dated November 1, 1999 between Tanning
                   Technology Corporation and Bipin Agarwal, regarding Five
                   Quarter Compensation Plan
10.22              Letter Agreement dated November 1, 1999 between Tanning
                   Technology Corporation and Frederick H. Fogel, regarding Five
                   Quarter Compensation Plan

Exhibit            Description
-------            -----------
10.23              Letter Agreement dated November 1, 1999 between Tanning
                   Technology Corporation and Henry F. Skelsey, regarding Five
                   Quarter Compensation Plan
10.24              Letter Agreement dated November 1, 1999 between Tanning
                   Technology Corporation and Mark W. Tanning, regarding Five
                   Quarter Compensation Plan
10.25              Letter Agreement dated November 1, 1999 between Tanning
                   Technology Corporation and John N. Piccone, regarding Five
                   Quarter Compensation Plan
10.26              Letter Agreement dated November 1, 1999 between Tanning
                   Technology Corporation and Larry G. Tanning, regarding Five
                   Quarter Compensation Plan
21.1               Subsidiaries of Tanning*
23.1               Consent of Ernst & Young LLP
27.1               Financial data schedule

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.
** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999.