Form 10-Q
period 2000-03-31
TANNING TECHNOLOGY CORP
filed 2000-05-01
CIK 1086384

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

     As of April 18, 2000 there were 20,684,282 shares of Common Stock, $.01 par value, outstanding.

                         TANNING TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                            ----------------
PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.............            2
           Condensed Consolidated Statements of Income for the Three Months Ended
           March 31, 2000 and 1999......................................................................            3
           Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
           2000 and 1999................................................................................            4
           Notes to Condensed Consolidated Financial Statements.........................................            5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations................................................................................            7
Item 3.    Qualitative and Quantitative Disclosures About Market Risk...................................           11
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings............................................................................           12
Item 2.    Changes in Securities and Use of Proceeds....................................................           12
Item 3.    Defaults Upon Senior Securities..............................................................           12
Item 4.    Submission of Matters to a Vote of Security Holders..........................................           12
Item 5.    Other Information............................................................................           12
Item 6.    Exhibits and Reports on Form 8-K.............................................................           12
Signatures..............................................................................................           13


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         TANNING TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,      DECEMBER 31,
                                                                              2000            1999
                                                                        --------------    -------------
                                                                          (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .......................................   $  74,939,911    $  68,617,336
     Accounts receivable - trade, net ................................      21,765,029       16,726,619
     Prepaid expenses and other current assets .......................       2,203,295        2,147,771
                                                                         -------------    -------------
Total current assets .................................................      98,908,235       87,491,726

     Property and equipment, net .....................................       5,325,053        5,238,580
     Long-term receivables - related parties .........................         810,000          810,000
     Deposits and other long-term assets .............................         969,800          827,738
                                                                         -------------    -------------
Total assets .........................................................   $ 106,013,088    $  94,368,044
                                                                         =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................................   $   2,969,346    $   2,656,108
     Accrued compensation ............................................       4,380,802        4,917,691
     Other current liabilities .......................................       2,094,605        1,682,619
                                                                         -------------    -------------
Total current liabilities ............................................       9,444,753        9,256,418

Other long-term liabilities ..........................................         824,198          509,888
Stockholders' equity:
     Preferred stock, $0.01 par value:
          Authorized shares - 5,000,000
          Issued and outstanding shares - none at March 31, 2000
             and December 31, 1999 ...................................            --               --
     Common stock, $0.01 par value:
          Authorized shares - 70,000,000
          Issued and outstanding shares - 20,679,370 at March 31, 2000
             and  20,439,546 at December 31, 1999 ....................         206,794          204,395
     Additional paid-in capital ......................................      90,072,007       79,844,186
     Retained earnings ...............................................       5,527,576        4,608,521
     Accumulated comprehensive income (loss) .........................         (62,240)         (55,364)
                                                                         -------------    -------------
Total stockholders' equity ...........................................      95,744,137       84,601,738
                                                                         -------------    -------------
Total liabilities and stockholders' equity ...........................   $ 106,013,088    $  94,368,044
                                                                         =============    =============









     See accompanying notes to condensed consolidated financial statements.

                         TANNING TECHNOLOGY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                   (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------
                                                          2000           1999
                                                      ------------- --------------

Revenues ...........................................   $19,577,834   $11,305,049
Operating expenses:
      Project personnel costs ......................     9,717,746     5,492,295
      Selling, marketing and administrative expenses     9,118,471     4,678,763
                                                       -----------   -----------
          Total operating expenses .................    18,836,217    10,171,058
                                                       -----------   -----------

Income from operations .............................       741,617     1,133,991
Other income .......................................       964,452       162,814
                                                       -----------   -----------

Income before provision for income taxes ...........     1,706,069     1,296,805
Provision for income taxes .........................       787,014       477,598
                                                       -----------   -----------

Net income .........................................   $   919,055   $   819,207
                                                       ===========   ===========

Basic earnings per share ...........................   $      0.04   $      0.05
                                                       ===========   ===========

Basic weighted average shares outstanding ..........    20,597,941    15,345,327
                                                       ===========   ===========

Diluted earnings per share .........................   $      0.04   $      0.05
                                                       ===========   ===========

Diluted weighted average shares outstanding ........    24,876,523    16,323,342
                                                       ===========   ===========

















     See accompanying notes to condensed consolidated financial statements.

                         TANNING TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       -------------------------------
                                                                              2000            1999
                                                                       --------------   --------------
OPERATING ACTIVITIES
Net income ..........................................................   $    919,055    $    819,207
Adjustments to reconcile net income to net cash provided by (used in)
   Operating activities:
     Depreciation and amortization ..................................        432,032         283,948
     Other operating activities .....................................          1,498          21,173
     Changes in operating assets and liabilities:
        Accounts receivable - trade .................................     (5,131,410)     (3,956,415)
        Other assets ................................................        (18,664)        (90,157)
        Accounts payable ............................................        334,238         306,828
        Accrued compensation ........................................       (510,889)       (681,191)
        Other liabilities ...........................................        735,798        (387,773)
                                                                        ------------    ------------
Net cash used in operating activities ...............................     (3,238,342)     (3,684,380)

INVESTING ACTIVITIES
Purchase of property and equipment, net .............................       (524,505)       (553,739)
                                                                        ------------    ------------
Net cash used in investing activities ...............................       (524,505)       (553,739)

FINANCING ACTIVITIES
Payments on long-term debt ..........................................           --           (29,073)
Proceeds from exercise of stock options .............................         40,270       1,057,000
Net proceeds from issuance of common stock ..........................     10,000,028            --
                                                                        ------------    ------------
Net cash provided by financing activities ...........................     10,040,298       1,027,927
Effect of exchange rate on cash .....................................         45,124         (52,701)
                                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents ................      6,322,575      (3,262,893)
Cash and cash equivalents at beginning of period ....................     68,617,336      10,446,111
                                                                        ------------    ------------
Cash and cash equivalents at end of period ..........................   $ 74,939,911    $  7,183,218
                                                                        ============    ============











     See accompanying notes to condensed consolidated financial statements.

                         TANNING TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Tanning Technology Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.


(2)  EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The following table reflects the basic and diluted weighted average shares.


                                                THREE MONTHS ENDED MARCH 31,
                                              --------------------------------
                                                    2000         1999
                                                -----------   -----------
Weighted-average shares outstanding ..........   20,597,941   15,345,327
Dilutive impact of options outstanding .......    4,278,582      978,015
                                                 ----------   ----------
Weighted-average shares and potential dilutive
     shares outstanding ......................   24,876,523   16,323,342
                                                 ==========   ==========

(3)  CAPITAL STOCK

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

        In connection with the initial public offering, the Company effected a 1 for 3.05 reverse stock split of its Class A and Class C common shares and a 1 for 2.67 reverse stock split of its Class B common shares, and the Class A, Class B and Class C common stock was converted into one class of voting common stock. All references to common shares in the accompanying financial statements reflect these reverse stock splits, including the conversion to one class of common stock, retroactively applied to all periods presented.

     During the three months ended March 31, 2000, the Company issued 10,597 shares of common stock in conjunction with the exercise of vested stock options.

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

(4)  NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is required to be adopted in years beginning after June 15, 2000. We anticipate that the adoption of SFAS 133 will not have a significant effect on the financial condition or results of operations of the Company.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted in the second calendar quarter of 2000. SAB 101 sets forth certain criteria, including the existence of persuasive evidence of an arrangement, which must be met in order that revenue be recognized. We anticipate that the adoption of SAB 101 will not have a significant effect on the financial condition or results of operations of the Company.



(5)  SEGMENT REPORTING

        Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single business unit for all periods presented.

         Information about the Company's revenues and long-lived assets by geographic area is as follows (in thousands):


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             -------------------------------
                                                                                     2000          1999
                                                                                 ------------   -----------
          Revenues from external customers:

          United States ......................................................      $13,877      $ 7,319
          Denmark ............................................................        3,729        3,476
          UK and other Europe ................................................        1,972          510
                                                                                    -------      -------
          Total ..............................................................      $19,578      $11,305
                                                                                    =======      =======


                                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                                              --------------   ------------------
          Long-lived assets, net:
          United States ......................................................      $ 3,682      $ 3,735
          Foreign ............................................................        1,643        1,503
                                                                                    -------      -------
          Total ..............................................................      $ 5,325      $ 5,238
                                                                                    =======      =======



(6)  COMPREHENSIVE INCOME

        Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                             -------------------------------
                                                                                     2000          1999
                                                                                 ------------   -----------
          Net income .........................................................      $ 919,055    $ 819,207
          Foreign currency translation........................................         (6,876)     (52,701)
                                                                                    ---------    ---------
          Comprehensive income ...............................................      $ 912,179    $ 766,506
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

     Our revenue is comprised of fees generated for professional services. Historically, we have generally provided services to clients on a time and materials basis, although we sometimes work on a fixed-fee basis. Under time and materials contracts, we recognize revenue as services are provided. Under fixed-fee contracts, we recognize revenue on a percentage of completion basis. In the future, we anticipate that an increasing percentage of our client engagements will be subject to fixed-fee or other arrangements that are not solely based on time and materials. We are generally reimbursed for reasonable expenses under our contracts.

     Revenue from foreign operations represents revenue for professional services performed for clients outside the United States. Revenue from foreign operations has made a significant contribution to our total revenue and we anticipate growth in revenue from foreign operations. Foreign operations represented 35% of revenues in the first three months of 1999, and 29% of revenues for the same period in 2000.

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


                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                 ---------------------------
                                                                    2000           1999
                                                                 -----------    ------------
          Revenues..........................................        100%           100%
          Project personnel costs...........................         50             49
                                                                 -----------    ------------
             Gross profit margin............................         50             51

          Selling, marketing and administrative.............         46             41
                                                                 -----------    ------------
            Income from operations..........................          4             10
          Interest income and other, net....................          5              1
                                                                 -----------    ------------
            Income before income taxes......................          9             11
          Income tax provision..............................          4              4
                                                                 -----------    ------------

            Net income......................................          5%             7%
                                                                 ===========    ============


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 2000

   NET REVENUES

     Our revenues increased $8.3 million, or 73%, to $19.6 million for the first quarter of 2000 from $11.3 million for the first quarter of 1999. This increase in revenues reflects an increase in both the size and number of client projects. The increase in revenues from our foreign operations also contributed to this increase in overall revenues. Revenues from foreign operations increased $1.7 million, or 43%, to $5.7 million for the first quarter of 2000 from $4.0 million for the first quarter of 1999. Revenues from our five largest clients as a percentage of total revenues were 70% for the first quarter of 2000, and 74% for the same period in 1999.

   PROJECT PERSONNEL COSTS

     Our project personnel costs increased $4.2 million, or 76%, to $9.7 million for the first quarter of 2000 from $5.5 million for the first quarter of 1999. This increase was primarily due to an increase in project personnel from 127 at March 31, 1999 to 237 at March 31, 2000, as well as higher salaries. Among the 233 technical employees at March 31, 2000, 20 were employed by our majority owned off-shore development center in Hyderabad, India, compared to 2 employees at March 31, 1999. Our gross profit margin has decreased from 51% for the first quarter of 1999 to 50% for the same period in 2000. The gross profit margin during the first quarter of 2000 was adversely affected by difficulties encountered in performing a project engagement entered into in 1999 on a fixed fee basis, because we were required to devote more resources to perform the work than we had originally anticipated. Approximately 8% of total revenues were attributable to this project during the first quarter of 2000. We expect that this project will continue to have an adverse effect on our results as we work to improve the efficiency of our delivery on this project, and seek to make appropriate modifications in the terms of the engagement.

   SELLING, MARKETING AND ADMINISTRATIVE

     Our selling, marketing and administrative expenses increased $4.4 million, or 94%, to $9.1 million for the first quarter of 2000 from $4.7 million for the first quarter of 1999. The increase in selling, marketing and administrative expenses was primarily due to additional selling and marketing activities undertaken to drive our revenue growth, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. Our selling, marketing and administrative staff grew from 50 employees at March 31, 1999 to 83 employees at March 31, 2000.

  PROVISION FOR INCOME TAXES

     Income tax expense represents combined federal, state, and foreign taxes. Our income tax provision increased to $0.8 million on pre-tax profits of $1.7 million for the first quarter of 2000, as compared to a provision of $0.5 million on pre-tax income of $1.3 million for the first quarter of 1999. Our effective tax rate increased to 46% for the first quarter of 2000, from 37% for the same period in 1999, principally as the result of a decrease in European pre-tax profits during the first quarter of 2000 which are typically taxed at a lower average tax rate than domestic earnings.


   LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded operations and investments in property and equipment primarily through cash generated from operations, the sale of common stock and, to a lesser extent, borrowings. All outstanding debt was paid off during 1999. We had no outstanding debt as of March 31, 2000.

     On July 28, 1999, we completed a public offering of common stock which resulted in the issuance of 4,000,000 shares of common stock. On August 23, 1999, we issued an additional 310,920 shares of common stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to our company from these transactions, net of underwriting discounts and costs of the offering, were approximately $57.8 million. The net proceeds of the offering (including the net proceeds of the underwriters' exercise of the over-allotment option) have been invested in short-term, interest bearing, investment grade obligations. Based on our current business plan, we believe that the cash provided from operations, cash on hand, and the proceeds from our public offering will be sufficient to meet our cash requirements at least through the end of 2000.

     Cash and cash equivalents increased to $74.9 million at March 31, 2000 from $68.6 million at December 31, 1999. The increase was primarily due to $10.0 million in net proceeds from the sale of common stock to GlobalCenter, Inc., partially offset by investments in property and equipment, and a $3.2 million net decrease in cash from operating activities. We currently have no material commitments for capital expenditures.

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

     The net proceeds from the sale of common stock have been invested in short-term, interest bearing, investment grade obligations. As such, our interest income could be affected by fluctuations in prevailing interest rates.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 22, 1999, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-78657) effective. On July 28, 1999, we completed a public offering of common stock which resulted in the issuance of 4,000,000 shares of common stock at an offering price of $15.00 per share. On August 23, 1999, we issued an additional 310,920 shares of common stock in connection with the exercise of the underwriters' over-allotment option. The managing underwriters for the offering were Credit Suisse First Boston, Salomon Smith Barney, CIBC World Markets, ING Barings and Adams, Harkness & Hill, Inc. Net proceeds, after deducting underwriting discounts and commissions of $4.5 million and offering expenses of $2.3 million were $57.8 million. Included in the expenses incurred in the offering was a fee of $250,000 we paid to AEA Investors Inc., the parent of AEA Tanning Investors Inc., which is a beneficial owner of our common stock, for strategic advisory services in connection with the offering. The net proceeds of the offering have been invested in short-term, interest bearing, investment grade obligations, pending their use for other purposes. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.

    During the period from January 1, 1999 through July 22, 1999, we issued an aggregate of 587,008 shares of our common stock to employees, officers and directors for an aggregate consideration of $2.3 million pursuant to the exercise of stock options under our stock option plans. During the period from January 1, 1999 to July 22, 1999 we issued and sold 59,094 shares of common stock to our employees pursuant to our 1999 stock purchase plan for an aggregate consideration of $316,000. On February 1, 2000 we issued and sold 229,227 shares of common stock to GlobalCenter Inc. for an aggregate consideration of $10.0 million. All issuances were made in reliance upon Section 4(2) of the Securities Act and/or Rule 701 promulgated under the Securities Act, and were made without general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1  Certificate of Incorporation of Tanning, as amended and restated *
3.2  Bylaws of Tanning, as amended and restated *
27.1 Financial data schedule
99.1 Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.

(b)  Reports on Form 8-K.

     We did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TANNING TECHNOLOGY CORPORATION

Date: May 1, 2000   By: /s/ Larry G. Tanning

                             Name:   Larry G. Tanning
                             Title:  President, Chief Executive Officer
                                     and Director



Date: May 1, 2000   By: /s/ Henry F. Skelsey

                             Name:   Henry F. Skelsey
                             Title:  Executive Vice President, Chief Financial
                                     Officer and Director (Principal Financial and Accounting Officer)