Form 10-Q
period 2000-06-30
TANNING TECHNOLOGY CORP
filed 2000-07-27
CIK 1086384

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X] No [_]

     As of July 25, 2000 there were 21,051,955 shares of Common Stock, $.01 par value, outstanding.

                        TANNING TECHNOLOGY CORPORATION

                               TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                Number
                                                                                                            ----------------
PART I.    FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...........            2
              Condensed Consolidated Statements of Income for the Three  and Six Months Ended
              June 30, 2000 and 1999....................................................................            3
              Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,
              2000 and 1999.............................................................................            4
              Notes to Condensed Consolidated Financial Statements......................................            5
Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations.............................................................................            8
Item 3.       Qualitative and Quantitative Disclosures About Market Risk................................           13
PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings.........................................................................           14
Item 2.       Changes in Securities and Use of Proceeds.................................................           14
Item 3.       Defaults Upon Senior Securities...........................................................           14
Item 4.       Submission of Matters to a Vote of Security Holders.......................................           14
Item 5.       Other Information.........................................................................           14
Item 6.       Exhibits and Reports on Form 8-K..........................................................           15
Signatures..............................................................................................           16
Exhibit Index to Quarterly Report.......................................................................           17

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                        TANNING TECHNOLOGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,            December 31,
                                                                                    2000                  1999
                                                                              ------------------    ------------------
                                                                                 (Unaudited)
Assets
Current assets:
     Cash and cash equivalents...........................................      $   77,856,153          $  68,617,336
     Accounts receivable - trade, net....................................          18,456,619             16,726,619
     Prepaid expenses and other current assets...........................           3,003,237              2,147,771
                                                                              ------------------    ------------------
Total current assets.....................................................          99,316,009             87,491,726

     Property and equipment, net.........................................           5,716,948              5,238,580
     Long-term receivables - related parties.............................           1,103,349                810,000
     Deposits and other long-term assets.................................           3,252,160                827,738
                                                                              ------------------    ------------------
 Total assets............................................................       $ 109,388,466          $  94,368,044
                                                                              ==================    ==================
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable....................................................       $   3,045,022          $   2,656,108
     Accrued compensation................................................           7,061,492              4,917,691
     Other current liabilities...........................................           3,233,932              1,682,619
                                                                              ------------------    ------------------
Total current liabilities................................................          13,340,446              9,256,418

Other long-term liabilities..............................................             868,125                509,888
Stockholders' equity:
     Preferred stock, $0.01 par value:
          Authorized shares - 5,000,000
          Issued and outstanding shares - none at June 30, 2000
             and December 31, 1999.......................................                   -                     -
     Common stock, $0.01 par value:
          Authorized shares - 70,000,000
          Issued and outstanding shares - 20,930,041 at June 30, 2000
             and  20,439,546 at December 31, 1999........................             209,301                204,395
     Additional paid-in capital..........................................          92,114,428             79,844,186
     Retained earnings...................................................           2,955,109              4,608,521
     Accumulated comprehensive loss......................................             (98,943)               (55,364)
                                                                              ------------------    ------------------
Total stockholders' equity...............................................          95,179,895             84,601,738
                                                                              ------------------    ------------------
Total liabilities and stockholders' equity...............................       $ 109,388,466          $  94,368,044
                                                                              ==================    ==================

    See accompanying notes to condensed consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                           Three months ended June 30,             Six months ended June 30,
                                                       ------------------------------------    -----------------------------------
                                                             2000               1999                2000                1999
                                                       -----------------   ----------------    ----------------    ---------------
Revenues..............................................    $ 21,650,091        $ 13,214,258        $ 41,227,925        $ 24,519,307
Operating expenses:
      Project personnel costs.........................       9,179,188           6,377,710          18,896,934          11,870,005
      Selling, marketing and administrative expenses..      10,622,964           6,503,921          19,741,435          11,182,684
      Loss on contract and termination costs..........       5,841,888                   -           5,841,888                   -
                                                       -----------------   ----------------    ----------------    ---------------
          Total operating expenses....................      25,644,040          12,881,631          44,480,257          23,052,689
                                                       -----------------   ----------------    ----------------    ---------------

Income (loss) from operations.........................      (3,993,949)            332,627          (3,252,332)          1,466,618
Other income..........................................         950,310             112,680           1,914,762             275,494
                                                       -----------------   ----------------    ----------------    ---------------

Income (loss) before provision for income taxes.......      (3,043,639)            445,307          (1,337,570)          1,742,112
Provision for (benefit from) income taxes.............        (471,172)            157,543             315,842             635,141
                                                       -----------------   ----------------    ----------------    ---------------

Net income (loss).....................................    $ (2,572,467)       $    287,764        $ (1,653,412)       $  1,106,971
                                                       =================   ================    ================    ===============

Basic earnings (loss) per share.......................    $      (0.12)       $       0.02        $      (0.08)       $       0.07
                                                       =================   ================    ================    ===============

Basic weighted average shares outstanding.............      20,753,566          15,584,362          20,675,753          15,465,505
                                                       =================   ================    ================    ===============

Diluted earnings (loss) per share.....................    $      (0.12)       $       0.02        $      (0.08)       $       0.07
                                                       =================   ================    ================    ===============

Diluted weighted average shares outstanding...........      20,753,566          17,422,184          20,675,753          16,677,820
                                                       =================   ================    ================    ===============

    See accompanying notes to condensed consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                  Six months ended June 30,
                                                                                            ---------------------------------------
                                                                                                 2000                     1999
                                                                                            ------------------       --------------
Operating activities
Net income (loss)....................................................................       $    (1,653,412)         $   1,106,971
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization...................................................             1,021,733                619,353
     Other operating activities......................................................            (2,336,462)                 8,718
     Changes in operating assets and liabilities:
        Accounts receivable - trade..................................................            (2,002,000)            (6,056,005)
        Other assets.................................................................              (155,690)            (1,122,589)
        Accounts payable.............................................................               512,914              1,093,784
        Accrued compensation.........................................................             2,306,801                307,057
        Other liabilities............................................................             1,965,852                 49,935
                                                                                            ------------------       --------------
Net cash used in operating activities................................................              (340,264)            (3,992,776)

Investing activities
Purchase of property and equipment, net..............................................            (1,588,101)            (1,486,656)
                                                                                            ------------------       --------------
Net cash used in investing activities................................................            (1,588,101)            (1,486,656)

Financing activities
Payments on long-term debt...........................................................                     -                (58,819)
Proceeds from exercise of stock options..............................................               880,380              1,299,225
Net proceeds from issuance of common stock...........................................            10,188,381                315,875
                                                                                            ------------------       --------------
Net cash provided by financing activities............................................            11,068,761              1,556,281
Effect of exchange rate on cash......................................................                98,421                 41,385
                                                                                            ------------------       --------------
Net increase (decrease) in cash and cash equivalents.................................             9,238,817             (3,881,766)
Cash and cash equivalents at beginning of period.....................................            68,617,336             10,446,111
                                                                                            ------------------       --------------

Cash and cash equivalents at end of period...........................................        $   77,856,153           $  6,564,345
                                                                                            ==================       ==============

    See accompanying notes to condensed consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Tanning Technology Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2000, or other periods presented, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

(2)  EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The Company has a net loss for the three and six month periods ended June 30, 2000. Therefore, for these periods, the effect of common stock equivalents is excluded from the computation of earnings (loss) per share since their effect is anti-dilutive. The following table reflects the basic and diluted weighted average shares.

                                                         Three months ended June 30,         Six months ended June 30,
                                                      ----------------------------------  ---------------------------------
                                                           2000              1999              2000             1999
                                                      ----------------  ----------------  ---------------  ----------------
Weighted-average shares outstanding................      20,753,566        15,584,362        20,675,753       15,465,505
Dilutive impact of options outstanding.............               -         1,837,822                 -        1,212,315
                                                      ----------------  ----------------  ---------------  ----------------
Weighted-average shares and potential dilutive
    shares outstanding.............................      20,753,566        17,422,184        20,675,753       16,677,820
                                                      ================  ================  ===============  ================

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

     During the six months ended June 30, 2000, the Company issued 261,268 shares of common stock in conjunction with purchases under its qualified employee stock purchase plan, as well as the exercise of vested stock options.

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

(4)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is required to be adopted in years beginning after June 15, 2000. We anticipate that the adoption of SFAS 133 will not have a significant effect on the financial condition or results of operations of the Company. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133" ("SFAS 137"), which defers for one year the effective date of SFAS 133.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted in the fourth calendar quarter of 2000. SAB 101 sets forth certain criteria, including the existence of persuasive evidence of an arrangement, which must be met in order that revenue be recognized. We anticipate that the adoption of SAB 101 will not have a significant effect on the financial condition or results of operations of the Company.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-8, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services". The EITF concluded that the provider of the goods or services should measure the fair value of the equity instruments, for revenue recognition purposes, on the earlier of: (a) the date the parties come to a mutual understanding of the terms of the equity-based compensation arrangement and enter into a binding contract that includes a performance commitment by the provider (as defined in Issue 96-18) or (b) the date on which the provider's performance necessary to earn the equity instruments is completed. The approach for determining the amount of revenue, including when there are performance conditions, generally is symmetrical with how the issuer would determine the amount of cost to recognize under Issue 96-
18. The consensus, which is to be applied prospectively to new arrangements and to modifications of existing arrangements that occur after March 16, 2000, is not expected to be a significant change to the Company's existing practice.

(5)  SEGMENT REPORTING

     Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single business unit for all periods presented.

     Information about the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                                    Three months ended June 30,                  Six months ended June 30,
                                            --------------------------------------------  -----------------------------------------
                                                   2000                   1999                   2000                 1999
                                            -------------------  -----------------------  -------------------  --------------------
Revenues from external customers:

United States...........................      $  16,659             $     8,097           $     30,537         $     15,173
Denmark.................................          4,611                   3,849                  8,339                7,324
UK and other Europe.....................            380                   1,268                  2,352                2,022
                                            -------------------  -----------------------  -------------------  --------------------
Total...................................      $  21,650              $   13,214             $   41,228           $   24,519
                                            ===================  =======================  ===================  ====================

                                               June 30, 2000        December 31, 1999
                                            -------------------  -----------------------
Long-lived assets, net:
United States..........................      $    3,879              $     3,735
Foreign................................           1,838                    1,503
                                            -------------------  -----------------------
Total..................................      $    5,717              $     5,238
                                            ===================  =======================

(6)  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:

                                                 Three months ended June 30,              Six months ended June 30,
                                             -------------------------------------   -------------------------------------
                                                   2000                1999                2000               1999
                                             ------------------  -----------------   -----------------  ------------------
Net income (loss).......................      $  (2,572,467)      $   287,764         $  (1,653,412)      $ 1,106,971
Foreign currency translation............            (36,703)          (68,914)              (43,579)         (121,615)
                                             ------------------  -----------------   -----------------  ------------------
   Comprehensive income (loss)..........      $  (2,609,170)      $   218,850         $  (1,696,991)      $   985,356
                                             ==================  =================   =================  ==================

(7)  LOSS ON CONTRACT AND TERMINATION COSTS

     During the second quarter of 2000, the Company reached an agreement to terminate a fixed-price contract with British Sky Broadcasting Ltd. The aggregate financial impact of this contract and its termination costs during the second quarter of 2000 was a $5.8 million pretax loss, consisting of the following (in thousands):

          Write-off of accounts receivable...............................         $3,332
          Project personnel costs incurred in the second quarter ........          2,000
          Other related costs............................................            510
                                                                                ---------
             Total loss..................................................         $5,842
                                                                                =========

The Company did not recognize any revenue associated with this fixed-price contract during the second quarter of 2000. The Company recognized $1.6 million in revenue, or 8% of total revenues, and incurred $1.6 million in project personnel costs associated with this fixed-price contract during the first quarter of 2000. For the three and six month periods ended June 30, 1999, this fixed-price contract accounted for 7% and 6% of total revenues, respectively.

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

     Our revenue is comprised of fees generated for professional services. Historically, we have generally provided services to clients on a time and materials basis, although we sometimes work on a fixed-fee basis. Under time and materials contracts, we recognize revenue as services are provided. Under fixed-fee contracts, we recognize revenue on a percentage of completion basis. In the future, we anticipate that a portion of our client engagements will continue to be subject to fixed-fee or other arrangements that are not solely based on time and materials. We are generally reimbursed for reasonable expenses under our contracts.

     During the second quarter of 2000, we reached an agreement to terminate a fixed-fee contract with British Sky Broadcasting Ltd. ("BSkyB"). The aggregate financial impact of this contract and its termination costs during the second quarter of 2000 was a $5.8 million loss. This loss consists of a write off of accounts receivable of $3.3 million, $2.0 million in project personnel costs, and $0.5 million in other related costs. We did not recognize any revenue associated with this fixed-fee contract during the second quarter of 2000. BSkyB accounted for 6% of total revenues during 1999, and 8% of total revenues for the first quarter of 2000, making BSkyB one of our five largest customers, in terms of revenue, for each of these periods. The termination of this contract has contributed to a decrease in revenue from foreign operations as a percentage of total revenues in the second quarter of 2000. Approximately 25 employee project personnel and 15 subcontractors were engaged on this fixed-price contract at the time of its termination. Our results of operations will be adversely impacted if we do not effectively re-deploy the employee project personnel that were staffed on the BSkyB project.

     Revenue from foreign operations represents revenue for professional services performed for clients outside the United States. Revenue from foreign operations has made a significant contribution to our total revenue and we anticipate growth in revenue from foreign operations. Foreign operations represented 38% of revenues in the first six months of 1999, and 26% of revenues for the same period in 2000.

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

     Selling, marketing and administrative expenses consist primarily of salaries, bonuses, commissions and employee benefits for non-project personnel, occupancy costs, staff recruiting costs, travel expenses, depreciation expenses and promotional costs. We expect selling, marketing and administrative expenses to increase as we expand our sales force, open new offices, increase our recruiting and marketing efforts, and incur additional costs related to the growth of our business and operation as a public company.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income.

                                               Three months ended         Six months
                                                   June 30,              ended June 30,
                                             ----------------------   ----------------------
                                               2000        1999         2000        1999
                                             ----------  ----------   ----------  ----------
Revenues.................................       100%        100%         100%        100%
Project personnel costs..................        42          48           46          48
                                             ----------  ----------   ----------  ----------
   Gross profit margin...................        58          52           54          52
Selling, marketing and administrative....        49          49           48          46
Loss on contract and termination costs...        27           0           14           0
                                             ----------  ----------   ----------  ----------
   Income (loss) from operations.........       (18)          3           (8)          6
Interest income and other, net...........         4           0            5           1
                                             ----------  ----------   ----------  ----------
   Income (loss) before income taxes.....       (14)          3           (3)          7
Income tax provision (benefit)...........        (2)          1            1           3
                                             ----------  ----------   ----------  ----------
   Net income (loss).....................       (12)%         2%          (4)%         4%
                                             ==========  ==========   ==========  ==========

Comparison of three months ended June 30, 1999 and 2000

   Net revenues

     Our revenues increased $8.5 million, or 64%, to $21.7 million for the second quarter of 2000 from $13.2 million for the second quarter of 1999. This increase in revenues reflects an increase in both the size and number of client projects, as well as higher average billing rates. This increase in overall revenues was partially offset by a decrease in revenues from foreign operations. Revenues from foreign operations decreased $0.1 million, or 2%, to $5.0 million for the second quarter of 2000 from $5.1 million for the second quarter of 1999. The second quarter of 2000 does not reflect any revenue recognized from a fixed-price contract that was terminated during the quarter. During the second quarter of 1999, we recognized $0.9 million in revenue from this fixed-price contract. Revenues from our five largest clients as a percentage of total revenues were 78% for the second quarter of 2000, and 74% for the same period in 1999.

   Project personnel costs

     Our project personnel costs increased $2.8 million, or 44%, to $9.2 million for the second quarter of 2000 from $6.4 million for the second quarter of 1999. This increase was primarily due to an increase in project personnel, including subcontractors, from 183 at June 30, 1999 to 336 at June 30, 2000, as well as higher employee salaries. Our gross profit margin has increased from 52% for the second quarter of 1999 to 58% for the same period in 2000. Not included in project personnel costs for the second quarter of 2000 is approximately $2 million in labor costs associated with a fixed-price project that was terminated during the quarter. This $2 million cost is included as part of "Loss on contract and termination costs" on the statement of income for the three months ended June 30, 2000.

   Selling, marketing and administrative

     Our selling, marketing and administrative expenses increased $4.1 million, or 63%, to $10.6 million for the second quarter of 2000 from $6.5 million for the second quarter of 1999. The increase in selling, marketing and administrative expenses was primarily due to additional selling and marketing activities undertaken to drive our revenue growth, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. Our selling, marketing and administrative staff grew from 65 employees at June 30, 1999 to 99 employees at June 30, 2000.

   Loss on contract and termination costs

     During the second quarter of 2000, we reached an agreement to terminate a fixed-price contract with British Sky Broadcasting Ltd. The aggregate financial impact of this contract and its termination costs during the second quarter of 2000 was a $5.8 million loss. This loss consists of a write off of accounts receivable of $3.3 million, $2.0 million in project personnel costs, and $0.5 million in other related costs.

   Other income

     Due to an increase in interest income, other income increased $0.9 million, to $1.0 million for the second quarter of 2000 from $0.1 million for the second quarter of 1999. This increase in interest income during the second quarter of 2000 was a result of the investment of the proceeds from our initial public offering in July 1999, as well as the proceeds from the sale of common stock to GlobalCenter Inc. in February 2000. Proceeds from these transactions have been invested in short-term, interest bearing, investment grade obligations.

   Provision for (benefit from) income taxes

     Income tax expense represents combined federal, state, and foreign taxes. Our income tax benefit was $0.5 million on pre-tax losses of $3.0 million for the second quarter of 2000, as compared to a provision of $0.2 million on pre-tax income of $0.4 million for the second quarter of 1999. Pre-tax losses during the second quarter of 2000 were principally related to a fixed-price contract that was terminated during the quarter. The tax benefit was recorded in the second quarter of 2000 in anticipation of applying the tax benefit to future tax provisions as we generate future profits.

Comparison of six months ended June 30, 1999 and 2000

   Net revenues

     Our revenues increased $16.7 million, or 68%, to $41.2 million for the first half of 2000 from $24.5 million for the first half of 1999. This increase in revenues reflects an increase in both the size and number of client projects, as well as higher average billing rates. The increase in revenues from our foreign operations also contributed to this increase in overall revenues. Revenues from foreign operations increased $1.4 million, or 15%, to $10.7 million for the first half of 2000 from $9.3 million for the first half of 1999. The first half of 2000 reflects $1.6 million in revenue recognized from a fixed-price contract that was terminated during the second quarter. All of this revenue was recognized during the first quarter of 2000. During the first half of 1999, we recognized $1.4 million in revenue from this fixed-price contract. Revenues from this fixed-price contract, as a percentage of total revenues, were 4% for the first half of 2000, and 6% for the same period in 1999. Revenues from our five largest clients as a percentage of total revenues were 72% for the first half of 2000, and 73% for the same period in 1999.

   Project personnel costs

     Our project personnel costs increased $7.0 million, or 59%, to $18.9 million for the first half of 2000 from $11.9 million for the first half of 1999. This increase was primarily due to an increase in project personnel, including subcontractors, from 183 at June 30, 1999 to 336 at June 30, 2000, as well as higher employee salaries. Our gross profit margin has increased from 52% for the first half of 1999 to 54% for the same period in 2000. Not included in project personnel costs for the first half of 2000 is approximately $2 million in labor costs associated with a fixed-price project that was terminated during the period. This $2 million cost is included as part of "Loss on contract and termination costs" on the statement of income for the six months ended June 30, 2000.

   Selling, marketing and administrative

     Our selling, marketing and administrative expenses increased $8.5 million, or 76%, to $19.7 million for the first half of 2000 from $11.2 million for the first half of 1999. The increase in selling, marketing and administrative expenses was primarily due to additional selling and marketing activities undertaken to drive our revenue growth, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. Our selling, marketing and administrative staff grew from 65 employees at June 30, 1999 to 99 employees at June 30, 2000.

   Loss on contract and termination costs

     During the fist half of 2000, we reached an agreement to terminate a fixed-price contract with British Sky Broadcasting Ltd. The aggregate financial impact of this contract and its termination costs during the first half of 2000 was a $5.8 million loss. This loss consists of a write off of accounts receivable of $3.3 million, $2.0 million in project personnel costs, and $0.5 million in other related costs.

   Other income

     Due to an increase in interest income, other income increased $1.6 million, to $1.9 million for the first half of 2000 from $0.3 million for the first half of 1999. This increase in interest income during the first half of 2000 was a result of the investment of the proceeds from our initial public offering in July 1999, as well as the proceeds from the sale of common stock to GlobalCenter Inc. in February 2000. Proceeds from these transactions have been invested in short-term, interest bearing, investment grade obligations.

Provision for income taxes

     Income tax expense represents combined federal, state, and foreign taxes. Our income tax provision was $0.3 million on pre-tax losses of $1.3 million for the first half of 2000, as compared to a provision of $0.6 million on pre-tax income of $1.7 million for the first half of 1999. Pre-tax losses during the first half of 2000 were principally related to a fixed-price contract that was terminated during the second quarter. The tax benefit was recorded in the first half of 2000 in anticipation of applying the tax benefit to future tax provisions as we generate future profits.

   Liquidity and Capital Resources

     Historically, we have funded operations and investments in property and equipment primarily through cash generated from operations, the sale of common stock and, to a lesser extent, borrowings. All outstanding debt was paid off during 1999. We had no outstanding debt as of June 30, 2000.

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

     Cash and cash equivalents increased to $77.9 million at June 30, 2000 from $68.6 million at December 31, 1999. The increase was primarily due to $10.9 million in net proceeds from the sale of common stock to GlobalCenter Inc. and the exercise of stock options, partially offset by investments in property and equipment, and a $0.3 million net decrease in cash from operating activities. We currently have no material commitments for capital expenditures.

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

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On May 22, 2000, at an annual meeting of the Company's stockholders, the following director nominees were elected:

Nominee                                 Votes For         Withheld
-------                                 ---------         --------

Dan J. Hesser                           19,214,378         12,548
Toni S. Hippeli                         19,189,976         36,950
Michael E. Shanahan                     18,565,524        661,402

     At the meeting the stockholders also approved the selection of Ernst & Young LLP as the independent public accountant for the Company for the year 2000 (with 19,219,513 shares voting for, 6,985 against, 428 abstaining and 1,457,356 non-voting).

Item 5.  Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1    Certificate of Incorporation of Tanning, as amended and restated *
3.2    Bylaws of Tanning, as amended and restated *
10.1 June 30, 2000 Agreement between Tanning Technology Europe Limited and British Sky Broadcasting Ltd.
27.1   Financial data schedule
99.1 Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.

(b)  Reports on Form 8-K.

     We did not file any Reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        TANNING TECHNOLOGY CORPORATION

Date: July 27, 2000           By: /s/ Larry G. Tanning

                                   Name:  Larry G. Tanning
                                   Title: President, Chief Executive
                                          Officer and Director

Date: July 27, 2000           By: /s/ Henry F. Skelsey

                                   Name:  Henry F. Skelsey
                                   Title: Executive Vice President,
                                          Chief Financial Officer and
                                          Director (Principal Financial
                                          and Accounting Officer)

                        TANNING TECHNOLOGY CORPORATION

                       Exhibit Index to Quarterly Report
                     On Form 10-Q for the Quarterly Period
                              Ended June 30, 2000

Exhibit     Description
-------     -----------

3.1         Certificate of Incorporation of Tanning, as amended and restated *
3.2         Bylaws of Tanning, as amended and restated *
10.1 June 30, 2000 Agreement between Tanning Technology Europe Limited and British Sky Broadcasting Ltd.
27.1        Financial data schedule
99.1 Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.