Form 10-Q
period 2000-09-30
TANNING TECHNOLOGY CORP
filed 2000-10-31
CIK 1086384

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of October 27, 2000 there were 21,191,601 shares of Common Stock, $.01 par value, outstanding.

                        TANNING TECHNOLOGY CORPORATION

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                     Number
                                                                                                    --------
PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999...      2
           Condensed Consolidated Statements of Income for the Three and Nine Months Ended
           September 30, 2000 and 1999............................................................      3
           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999............................................................      4
           Notes to Condensed Consolidated Financial Statements...................................      5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations..........................................................................      8
Item 3.    Qualitative and Quantitative Disclosures About Market Risk.............................     13
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings......................................................................     14
Item 2.    Changes in Securities and Use of Proceeds..............................................     14
Item 3.    Defaults Upon Senior Securities........................................................     14
Item 4.    Submission of Matters to a Vote of Security Holders....................................     14
Item 5.    Other Information......................................................................     14
Item 6.    Exhibits and Reports on Form 8-K.......................................................     15
Signatures........................................................................................     16
Exhibit Index to Quarterly Report.................................................................     17

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                        TANNING TECHNOLOGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,       December 31,
                                                                                2000               1999
                                                                           -------------       ------------
                                                                            (Unaudited)
Assets
Current assets:
  Cash and cash equivalents........................................        $ 78,809,208         $68,617,336
  Accounts receivable - trade, net.................................          20,438,343          16,726,619
  Prepaid expenses and other current assets........................           3,968,332           2,147,771
                                                                           ------------         -----------
Total current assets...............................................         103,215,883          87,491,726

  Property and equipment, net......................................           5,660,790           5,238,580
  Long-term receivables - related parties..........................             803,349             810,000
  Deferred taxes and other long-term assets........................           2,634,188             827,738
                                                                           ------------         -----------
Total assets.......................................................        $112,314,210         $94,368,044
                                                                           ============         ===========


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.................................................        $  2,912,676         $ 2,656,108
  Accrued compensation.............................................           7,049,581           4,917,691
  Other current liabilities........................................           2,372,247           1,682,619
                                                                           ------------         -----------
Total current liabilities..........................................          12,334,504           9,256,418

Other long-term liabilities........................................             857,385             509,888
Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares - 5,000,000
     Issued and outstanding shares - none at September 30, 2000
       and December 31, 1999.......................................                   -                   -
  Common stock, $0.01 par value:
     Authorized shares - 70,000,000
     Issued and outstanding shares - 21,176,505 at September 30,
       2000 and  20,439,546 at December 31, 1999...................             211,765             204,395
  Additional paid-in capital.......................................          94,420,699          79,844,186
  Retained earnings................................................           4,825,498           4,608,521
  Accumulated comprehensive loss...................................            (335,641)            (55,364)
                                                                           ------------         -----------
Total stockholders' equity.........................................          99,122,321          84,601,738
                                                                           ------------         -----------
Total liabilities and stockholders' equity.........................        $112,314,210         $94,368,044
                                                                           ============         ===========



    See accompanying notes to condensed consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                        Three months ended September 30,      Nine months ended September 30,
                                                       ----------------------------------    ---------------------------------
                                                           2000                  1999           2000                  1999
                                                       -----------            -----------    -----------           -----------
Revenues...........................................    $24,736,440            $16,005,110    $65,964,365           $40,524,417
Operating expenses:
   Project personnel costs.........................     11,344,084              7,745,522     30,241,018            19,615,527
   Selling, marketing and administrative expenses..     11,296,879              7,935,701     31,038,314            19,118,385
   Loss on contract and termination costs..........              -                      -      5,841,888                     -
                                                       -----------            -----------    -----------           -----------
     Total operating expenses......................     22,640,963             15,681,223     67,121,220            38,733,912
                                                       -----------            -----------    -----------           -----------

Income (loss) from operations......................      2,095,477                323,887     (1,156,855)            1,790,505
Other income.......................................      1,016,205                488,761      2,930,967               764,255
                                                       -----------            -----------    -----------           -----------

Income before provision for income taxes...........      3,111,682                812,648      1,774,112             2,554,760
Provision for income taxes.........................      1,241,293                364,115      1,557,135               999,256
                                                       -----------            -----------    -----------           -----------

Net income.........................................    $ 1,870,389            $   448,533    $   216,977           $ 1,555,504
                                                       ===========            ===========    ===========           ===========

Basic earnings per share...........................    $      0.09            $      0.02    $      0.01           $      0.09
                                                       ===========            ===========    ===========           ===========

Basic weighted average shares outstanding..........     21,080,681             19,003,322     20,811,715            16,657,736
                                                       ===========            ===========    ===========           ===========

Diluted earnings per share.........................    $      0.08            $      0.02    $      0.01           $      0.08
                                                       ===========            ===========    ===========           ===========

Diluted weighted average shares outstanding........     23,897,468             22,201,513     24,208,645            18,532,010
                                                       ===========            ===========    ===========           ===========



    See accompanying notes to condensed consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                             Nine months ended September 30,
                                                            ---------------------------------
                                                               2000                  1999
                                                            -----------           -----------
Operating activities
Net income............................................      $   216,977           $ 1,555,504
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization.......................        1,643,882             1,060,546
  Other operating activities..........................       (2,271,982)               62,784
  Changes in operating assets and liabilities:
     Accounts receivable - trade......................       (4,250,724)           (6,393,581)
     Other assets.....................................        1,005,437            (1,270,401)
     Accounts payable.................................          400,568             1,859,263
     Accrued compensation.............................        2,380,890               970,050
     Other liabilities................................        1,119,492               195,263
                                                            -----------           -----------
Net cash provided by (used in) operating activities...          244,540            (1,960,572)

Investing activities
Purchase of property and equipment, net...............       (2,192,092)           (2,520,114)
                                                            -----------           -----------
Net cash used in investing activities.................       (2,192,092)           (2,520,114)

Financing activities
Payments on long-term debt............................           -                   (573,420)
Proceeds from exercise of stock options...............        1,848,320             2,815,086
Net proceeds from issuance of common stock............       10,188,381            58,159,993
                                                            -----------           -----------
Net cash provided by financing activities.............       12,036,701            60,401,659
Effect of exchange rate on cash.......................          102,723                (1,834)
                                                            -----------           -----------
Net increase in cash and cash equivalents.............       10,191,872            55,919,139
Cash and cash equivalents at beginning of period......       68,617,336            10,446,111
                                                            -----------           -----------
Cash and cash equivalents at end of period............      $78,809,208           $66,365,250
                                                            ===========           ===========



    See accompanying notes to condensed consolidated financial statements.

                        TANNING TECHNOLOGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Tanning Technology Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2000, or other periods presented, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

(2)  EARNINGS PER SHARE

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The following table reflects the basic and diluted weighted average shares.

                                            Three months ended September 30,     Nine months ended September 30,
                                           ----------------------------------   ---------------------------------
                                                2000                 1999            2000               1999
                                           --------------      --------------   --------------     --------------
Weighted-average shares outstanding......    21,080,681          19,003,322       20,811,715         16,657,736
Dilutive impact of options outstanding...     2,816,787           3,198,191        3,396,930          1,874,274
                                           --------------      --------------   --------------     --------------
Weighted-average shares and potential
  dilutive shares outstanding............    23,897,468          22,201,513       24,208,645         18,532,010
                                           ==============      ==============   ==============     ==============

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

     During the nine months ended September 30, 2000, the Company issued 507,732 shares of common stock in conjunction with purchases under its qualified employee stock purchase plan, as well as the exercise of vested stock options.

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

     On September 28, 2000, Global Crossing Ltd. announced that it had reached an agreement with Exodus Communications Inc. ("Exodus") pursuant to which Exodus would acquire GlobalCenter. The transaction is expected to close during the first quarter of 2001.

(4)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which was originally required to be adopted in years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133" ("SFAS 137"), which defers for one year the effective date of SFAS 133. We anticipate that the adoption of SFAS 133 will not have a significant effect on the financial condition or results of operations of the Company.

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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

     In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-8, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services". The EITF concluded that the provider of the goods or services should measure the fair value of the equity instruments, for revenue recognition purposes, on the earlier of: (a) the date the parties come to a mutual understanding of the terms of the equity-based compensation arrangement and enter into a binding contract that includes a performance commitment by the provider (as defined in Issue 96-18) or (b) the date on which the provider's performance necessary to earn the equity instruments is completed. The approach for determining the amount of revenue, including when there are performance conditions, generally is symmetrical with how the issuer would determine the amount of cost to recognize under Issue 96-
18. The consensus, which is to be applied prospectively to new arrangements and to modifications of existing arrangements that occur after March 16, 2000, has not caused a significant change to the Company's existing practice.

(5)  SEGMENT REPORTING

     Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single business unit for all periods presented.

     Information about the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                        Three months ended September 30,     Nine months ended September 30,
                                       ----------------------------------   ---------------------------------
                                           2000                   1999          2000                  1999
                                       -----------            -----------   -----------           -----------
Revenues from external customers:
United States......................      $18,602                $11,137       $49,139               $26,310
Denmark............................        4,532                  4,116        12,871                11,440
UK and other Europe................        1,602                    752         3,954                 2,774
                                       -----------            -----------   -----------           -----------
Total..............................      $24,736                $16,005       $65,964               $40,524
                                       ===========            ===========   ===========           ===========

                                        September 30, 2000        December 31, 1999
                                       --------------------      -------------------
Long-lived assets, net:
United States......................          $ 4,000                   $ 3,735
Foreign............................            1,661                     1,503
                                           -----------               -----------
Total..............................          $ 5,661                   $ 5,238
                                           ===========               ===========

(6)  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:

                                           Three months ended September 30,      Nine months ended September 30,
                                          ----------------------------------    ---------------------------------
                                               2000                1999              2000               1999
                                          --------------      --------------    -------------      --------------
        Net income.....................     $1,870,389           $448,533         $ 216,977          $1,555,504
        Foreign currency translation...       (236,698)           104,781          (280,277)            (16,834)
                                          --------------      --------------    -------------      --------------
          Comprehensive income (loss)..     $1,633,691           $553,314         $ (63,300)         $1,538,670
                                          ==============      ==============    =============      ==============

(7)  LOSS ON CONTRACT AND TERMINATION COSTS

     During the second quarter of 2000, the Company reached an agreement to terminate a fixed-price contract with British Sky Broadcasting Ltd. The aggregate financial impact of this contract and its termination costs during the second quarter of 2000 was a $5.8 million pretax loss, consisting of the following (in thousands):

        Write-off of accounts receivable........................   $3,332
        Project personnel costs incurred in the second quarter..    2,000
        Other related costs.....................................      510
                                                                   ------
         Total loss.............................................   $5,842

     The Company did not recognize any revenue associated with this fixed-price contract after the first quarter of 2000. The Company recognized $1.6 million in revenue, or 8% of total revenues, and incurred $1.6 million in project personnel costs associated with this fixed-price contract during the first quarter of 2000. For the nine months ended September 30, 1999, this fixed-price contract accounted for 5% of total revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to our expectations, beliefs, hopes, intentions, prospects and strategies. Such forward-looking statements are subject to various risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements and our expectations as a result of, among other things, variations in demand for information technology services and in economic conditions generally; our ability to attract business from new clients, and maintain and expand business from existing clients; potential difficulties in managing growth, controlling costs, and recruiting and retaining technical and management professionals and key employees; our dependence on our principal clients; the ability of clients to terminate projects before completion; difficulties associated with international operations and expansion; difficulties in estimating the time and resources necessary for project engagements and in continuing to perform challenging and critical projects in a manner that satisfies our clients; potential collection risks arising from clients with uncertain financial condition; the intensely competitive nature of the business areas in which we compete; difficulties in responding to changing technology, industry standards and client preferences; dependence on continued growth in use and acceptance of the Internet; difficulties associated with potential acquisitions and investments; and the other factors set forth in Exhibit 99.1 to our Securities and Exchange Commission filings as well as factors discussed elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     We are a premier provider of innovative technology integration solutions for companies who seek to be leaders in the networked economy. We architect, build and deploy networked enterprise solutions for companies throughout the world. We specialize in large, complex, integrated solutions that incorporate online transaction processing and very large databases. Proven Internet and middleware technologies are central to our e-Business solutions, enabling rich collaboration among employees, customers, suppliers and partners. We provide focused solutions in the areas of Service Level Assurance(TM), Channel Integration, Financial Trading and Asset Management, and Marketplace Implementation and Integration, and offer our customers project teams composed of industry leading talent and experience.

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

     During the second quarter of 2000, we reached an agreement to terminate a fixed-fee contract with British Sky Broadcasting Ltd. ("BSkyB"). The aggregate financial impact of this contract and its termination costs during the second quarter of 2000 was a $5.8 million loss. This loss consists of a write off of accounts receivable of $3.3 million, $2.0 million in project personnel costs, and $0.5 million in other related costs. We did not recognize any revenue associated with this fixed-fee contract after the first quarter of 2000. BSkyB accounted for 6% of total revenues during 1999, and 8% of total revenues for the first quarter of 2000, making BSkyB one of our five largest customers, in terms of revenue, for each of these periods. The termination of this contract has contributed to a decrease in revenue from foreign operations as a percentage of total revenues during the second quarter, and to a lesser extent, during the third quarter of 2000. Approximately 25 employee project personnel and 15 subcontractors were engaged on this fixed-price contract at the time of its termination. The subcontractors were released at the beginning of the third quarter of 2000.

     Revenue from foreign operations represents revenue for professional services performed for clients outside the United States. Revenue from foreign operations has made a significant contribution to our total revenue and we anticipate growth in revenue from foreign operations. Foreign operations represented 35% of revenues in the first nine months of 1999, and 26% of revenues for the same period in 2000.

     Revenue from a limited number of clients has comprised a very substantial portion of our revenues and is expected to represent a very substantial portion of our revenues in the foreseeable future. Any cancellation, deferral or significant reduction in work performed for these principal clients could have a material adverse effect on our business, financial condition and results of operations. A limited number of our clients--generally in the range of 15% of our total revenue--are relatively new businesses, based on innovative business plans relating to the internet and frequently dependent on external financing for their growth and success. There has recently been significant volatility in the prospects of these types of businesses, and in their ability to raise needed financing. To the extent these clients are unable to grow as anticipated or secure needed financing, their demand for our services or ability to pay for services already provided could be adversely affected, which in turn could have an adverse effect on us.

     Project personnel costs represent our most significant expense and consist primarily of salaries, bonuses and employee benefits for company personnel dedicated to client assignments, and fees paid to subcontractors for work performed on our projects. Subcontractors generally cost us more than our own project personnel; consequently, we usually generate lower gross profit margins by using subcontractors. Non-billable time incurred by our project personnel resulting from start-up time for new hires and training time incurred to upgrade the skills of existing staff may cause gross profit margins to decrease. We plan to increase the number of our project personnel in order to support our planned long-term revenue growth.

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

     In anticipation of long-term business growth, we expect to incur costs and expend capital. Our ability to generate revenues fluctuates from quarter to quarter as a result of a number of factors, and we can give no assurances that we will continue to grow, or that we will grow at a pace that will support these costs and expenditures. To the extent revenues are inadequate to support our costs and expenditures, our results of operations and liquidity would be materially and adversely affected.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of income.


                                                        Three months ended       Nine months ended
                                                           September 30,           September 30,
                                                       --------------------     -------------------
                                                        2000          1999       2000         1999
                                                       ------        ------     ------       ------
          Revenues.................................      100%          100%       100%         100%
          Project personnel costs..................       46            48         46           48
                                                       ------        ------     ------       ------
            Gross profit margin....................       54            52         54           52

          Selling, marketing and administrative....       46            50         47           48
          Loss on contract and termination costs...        0             0          9            0
                                                       ------        ------     ------       ------
            Income (loss) from operations..........        8             2         (2)           4
          Interest income and other, net...........        4             3          4            2
                                                       ------        ------     ------       ------
            Income before income taxes.............       12             5          2            6
          Income tax provision.....................        5             2          2            2
                                                       ------        ------     ------       ------
            Net income.............................        7%            3%         0%           4%
                                                       ======        ======     ======       ======

Comparison of three months ended September 30, 1999 and 2000

  Revenues

     Our revenues increased $8.7 million, or 55%, to $24.7 million for the third quarter of 2000 from $16.0 million for the third quarter of 1999. This increase in revenues reflects an increase in both the size and number of client projects, as well as higher average billing rates. An increase in revenues from our foreign operations also contributed to this increase in overall revenues. Revenues from foreign operations increased $1.3 million, or 26%, to $6.1 million for the third quarter of 2000 from $4.8 million for the third quarter of 1999. Revenues from our five largest clients as a percentage of total revenues were 64% for the third quarter of 2000, and 75% for the same period in 1999. On September 28, 2000, GlobalCenter, Inc. announced that it was being acquired by Exodus Communications, Inc. GlobalCenter, Inc. was one of our five largest clients during the third quarter of 2000, representing in excess of $4 million in revenues. The announced acquisition creates significant uncertainty as to the nature of our ongoing relationship with GlobalCenter, Inc., and as to the level of revenues, if any, we will generate with this client.

  Project personnel costs

     Our project personnel costs increased $3.6 million, or 46%, to $11.3 million for the third quarter of 2000 from $7.7 million for the third quarter of 1999. This increase was primarily due to an increase in project personnel, including subcontractors, from 212 at September 30, 1999 to 345 at September 30, 2000, partially offset by the lower cost of labor associated with our off-shore Indian development center. Our gross profit margin has increased from 52% for the third quarter of 1999 to 54% for the same period in 2000. The increase in gross margin was attributable to higher average bill rates, as well as more extensive use of off-shore Indian resources, partially offset by a decrease in utilization during the third quarter of 2000.

  Selling, marketing and administrative

     Our selling, marketing and administrative expenses increased $3.4 million, or 42%, to $11.3 million for the third quarter of 2000 from $7.9 million for the third quarter of 1999. The increase in selling, marketing and administrative expenses was primarily due to additional selling and marketing activities undertaken to drive our revenue growth, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. Our selling, marketing and administrative staff grew from 75 employees at September 30, 1999 to 107 employees at September 30, 2000.

  Other income

     Other income increased $0.5 million, to $1.0 million for the third quarter of 2000 from $0.5 million for the third quarter of 1999. This increase was attributable to an increase in interest income, as well as foreign currency translation gains, partially offset by a reserve taken against an equity investment made during 1998. The increase in interest income during the third quarter of 2000 was a result of the investment of the proceeds from our initial public offering in July 1999, as well as the proceeds from the sale of common stock to GlobalCenter Inc. in February 2000. Proceeds from these transactions have been invested in short-term, interest bearing, investment grade obligations.

  Provision for income taxes

     Income tax expense represents combined federal, state, and foreign taxes. Our income tax provision was $1.2 million on pre-tax income of $3.1 million for the third quarter of 2000, as compared to a provision of $0.4 million on pre-tax income of $0.8 million for the third quarter of 1999. Our effective tax rate decreased to 40% for the third quarter of 2000, from 45% for the same period in 1999, principally as the result of an increase in European pre-tax profits during the third quarter of 2000 which are typically taxed at a lower average tax rate than domestic earnings.

Comparison of nine months ended September 30, 1999 and 2000

  Revenues

     Our revenues increased $25.5 million, or 63%, to $66.0 million for the first nine months of 2000 from $40.5 million for the first nine months of 1999. This increase in revenues reflects an increase in both the size and number of client projects, as well as higher average billing rates. The increase in revenues from our foreign operations also contributed to this increase in overall revenues. Revenues from foreign operations increased $2.6 million, or 18%, to $16.8 million for the first nine months of 2000 from $14.2 million for the first nine months of 1999. The first nine months of 2000 reflects $1.6 million in revenue recognized from a fixed-price contract that was terminated during the second quarter. All of this revenue was recognized during the first quarter of 2000. During the first nine months of 1999, we recognized $2.1 million in revenue from this fixed-price contract. Revenues from this fixed-price contract, as a percentage of total revenues, were 2% for the first nine months of 2000, and 5% for the same period in 1999. Revenues from our five largest clients as a percentage of total revenues were 69% for the first nine months of 2000, and 74% for the same period in 1999. On September 28, 2000, GlobalCenter, Inc. announced that it was being acquired by Exodus Communications, Inc. GlobalCenter, Inc. was one of our five largest clients during the first nine months of 2000. The announced acquisition creates significant uncertainty as to the nature of our ongoing relationship with GlobalCenter, Inc., and as to the level of revenues, if any, we will generate with this client.

  Project personnel costs

     Our project personnel costs increased $10.6 million, or 54%, to $30.2 million for the first nine months of 2000 from $19.6 million for the first nine months of 1999. This increase was primarily due to an increase in project personnel, including subcontractors, from 212 at September 30, 1999 to 345 at September 30, 2000, partially offset by the lower cost of labor associated with our off-shore Indian development center. Our gross profit margin has increased from 52% for the first nine months of 1999 to 54% for the same period in 2000. The increase in gross margin was attributable to higher average bill rates, as well as more extensive use of off-shore Indian resources. Not included in project personnel costs for the first nine months of 2000 is approximately $2 million in labor costs associated with a fixed-price project that was terminated during the second quarter. This $2 million cost is included as part of "Loss on contract and termination costs" on the statement of income for the nine months ended September 30, 2000.

  Selling, marketing and administrative

     Our selling, marketing and administrative expenses increased $11.9 million, or 62%, to $31.0 million for the first nine months of 2000 from $19.1 million for the first nine months of 1999. The increase in selling, marketing and administrative expenses was primarily due to additional selling and marketing activities undertaken to drive our revenue growth, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. Our selling, marketing and administrative staff grew from 75 employees at September 30, 1999 to 107 employees at September 30, 2000.

  Loss on contract and termination costs

     During the second quarter of 2000, we reached an agreement to terminate a fixed-price contract with British Sky Broadcasting Ltd. The aggregate financial impact of this contract and its termination costs during the first nine months of 2000 was a $5.8 million loss. This loss consists of a write off of accounts receivable of $3.3 million, $2.0 million in project personnel costs, and $0.5 million in other related costs.

  Other income

     Other income increased $2.1 million, to $2.9 million for the first nine months of 2000 from $0.8 million for the first nine months of 1999. This increase was attributable to an increase in interest income, as well as foreign currency translation gains, partially offset by a reserve taken against an equity investment made during 1998. The increase in interest income during the first nine months of 2000 was a result of the investment of the proceeds from our initial public offering in July 1999, as well as the proceeds from the sale of common stock to GlobalCenter Inc. in February 2000. Proceeds from these transactions have been invested in short-term, interest bearing, investment grade obligations.

Provision for income taxes

     Income tax expense represents combined federal, state, and foreign taxes. Our income tax provision was $1.6 million on pre-tax income of $1.8 million for the first nine months of 2000, as compared to a provision of $1.0 million on pre-tax income of $2.6 million for the first nine months of 1999. Our effective tax rate increased to 88% for the first nine months of 2000, from 39% for the same period in 1999, principally as the result of pre-tax losses incurred in Europe during the first nine months of 2000. Because income tax rates, on average, are lower in Europe than they are domestically, a pre-tax European loss has the effect of increasing our consolidated effective tax rate. Pre-tax losses incurred in Europe during the first nine months of 2000 were primarily attributable to a $5.8 million contract termination charge recorded during the second quarter of 2000.

  Liquidity and Capital Resources

     Historically, we have funded operations and investments in property and equipment primarily through cash generated from operations, the sale of common stock and, to a lesser extent, borrowings. All outstanding debt was paid off during 1999. We had no outstanding debt as of September 30, 2000.

     On July 28, 1999, we completed a public offering of common stock which resulted in the issuance of 4,000,000 shares of common stock. On August 23, 1999, we issued an additional 310,920 shares of common stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to our company from these transactions, net of underwriting discounts and costs of the offering, were approximately $57.8 million. On February 1, 2000, GlobalCenter Inc. purchased 229,227 shares of our common stock in a private offering. Proceeds to our company from this transaction were $10.0 million. The net proceeds from each of these offerings (including the net proceeds of the underwriters' exercise of the over-allotment option) have been invested in short-term, interest bearing, investment grade obligations. Based on our current business plan, we believe that the cash provided from operations, cash on hand, and the proceeds from our public and private offerings will be sufficient to meet our cash requirements at least through the end of 2001.

     Cash and cash equivalents increased to $78.8 million at September 30, 2000 from $68.6 million at December 31, 1999. The increase was primarily due to $12.0 million in net proceeds from the sale of common stock to GlobalCenter Inc., purchases under our qualified employee stock purchase plan, and the exercise of stock options, as well as a $0.2 million net increase in cash from operating activities, partially offset by a $2.2 million investment in property and equipment. We currently have no material commitments for capital expenditures.

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

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

3.1   Certificate of Incorporation of Tanning, as amended and restated *
3.2   Bylaws of Tanning, as amended and restated *
10.1 June 30, 2000 Agreement between Tanning Technology Europe Limited and British Sky Broadcasting Ltd.**
27.1  Financial data schedule
99.1 Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.
** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission on July 27, 2000.

(b) Reports on Form 8-K.

     We did not file any Reports on Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TANNING TECHNOLOGY CORPORATION

Date: October 31, 2000             By: /s/ Larry G. Tanning

                                   Name:   Larry G. Tanning
                                   Title:  President, Chief Executive Officer
                                           and Director



Date: October 31, 2000             By: /s/ Henry F. Skelsey

                                   Name:   Henry F. Skelsey
                                   Title:  Executive Vice President,
                                           Chief Financial Officer and
                                           Director (Principal Financial
                                           and Accounting Officer)

                        TANNING TECHNOLOGY CORPORATION

                       Exhibit Index to Quarterly Report
                     On Form 10-Q for the Quarterly Period
                           Ended September 30, 2000


Exhibit      Description
-------      -----------

3.1          Certificate of Incorporation of Tanning, as amended and restated *
3.2          Bylaws of Tanning, as amended and restated *
10.1 June 30, 2000 Agreement between Tanning Technology Europe Limited and British Sky Broadcasting Ltd.**
27.1         Financial data schedule
99.1 Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of
             1995


* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.
** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission on July 27, 2000.