Form 10-K405
period 2000-12-31
TANNING TECHNOLOGY CORP
filed 2001-04-02
CIK 1086384

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 26, 2001, the aggregate market value of common stock held by non-affiliates of the Registrant approximated $31 million based upon the closing price of the common stock as reported on the Nasdaq National Market as of the close of business on that date.

      As of March 26, 2001, there were 21,658,459 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement to be filed in connection with the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III herein.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
      Item 1.   Business....................................................   1
      Item 2.   Properties..................................................  19
      Item 3.   Legal Proceedings...........................................  19
      Item 4.   Submission of Matters to a Vote of Security Holders.........  19

PART II
      Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................  20
      Item 6.   Selected Financial Data.....................................  21
      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................  22
      Item7A.   Quantitative and Qualitative Disclosure About Market Risk...  27
      Item 8.   Financial Statements and Supplementary Data.................  28
      Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................  28

PART III
      Item 10.  Directors and Executive Officers of the Registrant..........  29
      Item 11.  Executive Compensation......................................  29
      Item 12.  Security Ownership of Certain Beneficial Owners and
                Management..................................................  29
      Item 13.  Certain Relationships and Related Transactions..............  29

PART IV
      Item 14.  Exhibits, Financial Statement Schedule and Reports
                on Form 8-K.................................................  30

Signatures

Exhibit Index

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act which are subject to the "safe harbor" created by those sections. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Item 1 "Business - Risks Related to Our Business." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

      Tanning Technology Corporation is a premier provider of innovative information technology solutions for large enterprises in the United States and Europe. We specialize in architecting, building, and deploying complex enterprise solutions that involve high-volume online transaction processing and very large databases. Our highly experienced project teams have demonstrated track records for delivering "heavy lifting" technology solutions and work with our customers with a collaborative, delivery-oriented approach.

      We are focused on deploying breakthrough business solutions that enable our clients to realize a competitive advantage by effectively leveraging their existing and emerging information assets. We are recognized for our skills in integrating different generations and types of technology, complex business requirements, and a wide and disparate array of applications, tools, and interfaces. Forrester Research noted our technology skills in its June 2000 eIntegrator Report, with Tanning receiving the highest score in the critical technology category out of a field that included the best-known and most highly regarded participants in the information technology industry. Our current and former customers are among the world's largest users of information technology and include: Ameritech, Ameritrade, Blockbuster, British Telecom, Equifax, E*TRADE, eBay, Federal Express, First Data Resources, The Hartford, ING Barings, Invesmart, Maersk Sealand, MCI WorldCom, Qwest/US WEST, R.R. Donnelly Financial, Sun Microsystems, Standard Chartered Bank, Standard & Poors, and United Airlines.

      Our business development is oriented around vertical business domains in which we have extensive experience and expertise, including financial services, insurance, and a commercial business unit that includes telecommunications and transportation and logistics. In these business areas we offer horizontal solutions including:

o Channel Integration: a solution architecture with data and process templates to integrate digital/analog customer touch points across large enterprises.

o Service Level Assurance(TM): a solution to insure that systems under development will meet expected service levels, as well as identify proper configurations and 'rescue' failed systems by quickly identifying bottlenecks and fixes.

o Marketplace Integration and Implementation: a solution architecture and components to build web-based exchanges plus integration templates, components, and testing for integration of required internal and external data.

o Securities Trading and Asset Management: a solution architecture, templates, and code for brokerage trading, routing, settlement, and real-time asset management.

o Custom Development: an integrated solution framework for development and deployment of custom solutions in large organizations. Custom solutions frequently include an offshore development component.

      Leveraging our "heavy lifting" technology skills and track record of success working with sophisticated users of information technology, our vision is to become the industry's benchmark provider of business-driven information technology solutions. We intend to continue to expand our role as a trusted and influential partner to our clients, working with them to move their business strategies from concept to reality.

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

      Large, complex solutions

      We specialize in architecting, developing and deploying large and complex business-critical solutions that require high degrees of integration across diverse portfolios of applications and technologies. In addition to providing a broad range of custom solutions, we have created focused solutions geared to the challenges facing Global 1000 companies in the areas of Service Level Assurance(TM), Channel Integration, Marketplace Implementation/Integration, and Securities Trading and Asset Management. Our solutions typically involve ultra-high transaction rates (up to millions per hour) in online transaction processing environments and very large databases (terabytes of information). We believe that we are able to address our clients' greatest information technology challenges because we are able to extend the accepted performance and feasibility limits of leading-edge technologies. For many clients, the systems we build are at the core of their efforts to capitalize on information technology and the Internet.

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

      Architecture-based solutions

      Our architecture-based approach enables us to provide large and complex integrated solutions that accommodate our clients' goals in a rapidly changing business environment. We perform design work with "the threat of success" in mind, anticipating that initial volume planning estimates may be quickly exceeded. Our overall architecture identifies the component and technology frameworks required for the successful construction and deployment of our solutions. Through rigorous systems analysis, we design solutions that address requirements for:

      o reliability, to ensure accurate processing and robust backup and recovery;

      o scalability, to accommodate rapid growth and changing business conditions;

      o     full time availability (24 hours a day and 7 days a week);

      o performance, to deliver the required end-user response times and transaction rates;

      o     flexibility, to accommodate new functions and interfaces;

      o complex interfaces to, and coexistence with, legacy systems, software packages and departmental solutions in a heterogeneous technology environment;

      o transaction and data integration, both within a company's business and among the company and its trading partners; and

      o the ability to dynamically change features, services or product offerings based on real-time Internet customer interaction.

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

      The project lifecycles of many information technology service providers and companies do not adequately address the constraints of interfaces or the challenges of operating the system in the intended environment. We believe our focus on deployment allows us to deliver successful projects and business value for our clients and constitutes a significant competitive advantage. As a result, since 1993, we have established a strong track record of repeat business from large corporations throughout the world, including Ameritech, E*TRADE, The Hartford, Maersk Sealand, Qwest/US WEST, R.R. Donnelley Financial and United Airlines.

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

      Our employees have expertise in a broad range of competencies, including project management, business analysis, object modeling, architecture, software development, database modeling and administration, quality assurance, integration and testing, architecture and performance tuning, and system and network management. We believe our staff is recognized in the industry for its rich capabilities in building applications that deal with high transaction volumes and very large database requirements. It is part of our culture to learn, adapt, and successfully integrate new technologies as they are developed.

      Vertical and horizontal domain expertise

      During our seven-year history, we have successfully delivered large-scale support systems in many industry categories, including financial services, insurance, telecommunications and transportation and logistics. From this broad experience, we have attained highly differentiated vertical market and horizontal domain expertise. We are now organized and focused to exploit the domain areas where our experience and offerings are strongest. In addition to providing a broad range of custom horizontal solutions, we have created focused solutions geared to the challenges facing Global 1000 companies in the areas of Service Level Assurance(TM), Channel Integration, Marketplace Implementation/Integration, and Securities Trading and Asset Management.

      Tanning Technology India

Established in 1998, Tanning Technology India Private Limited ("TTI") is a majority-owned subsidiary operating in Hyderabad, India that is central to our global delivery and growth strategy. Initially started to provide offshore software maintenance, it has grown to support critical new application development phases of our projects in the United States and Europe. Under a tightly integrated offshore development model, TTI enables us to provide increased quality and value to our customers. In order to further leverage our distributed development model, in the fourth quarter of 2000 we combined our European and Indian operations under one management. We expect that our unified international organization will meaningfully improve our ability to maximize the cost advantage from our Indian operation as well as enhance the repeatability and predictability of the development process. Also in 2000, TTI moved into a new 25,000-sq. ft. development facility with integrated knowledge management and network connectivity to our other development centers. After an independent evaluation involving analysis and review of its software development capabilities and processes, TTI received Capability Maturity Model Level-3 certification in January 2001. With its focus on quality and its attractive cost model, TTI adds a meaningful value proposition and growth opportunity to our business.

Strategy

      Our strategy for growth centers around continually improving our business development function, while scaling our capabilities in architecting, developing and deploying large, complex, business-critical enterprise solutions.

      To achieve our objectives, we plan to:

      o Expand our vertical market competencies, horizontal solution offerings, and access to skills, technologies and resources

                  Our business development processes are organized in a matrix that brings together our vertical business domain competencies with specific horizontal solution offerings. We are currently focused on three vertical business domains: financial services, insurance, and a commercial business unit that includes telecommunications and transportation and logistics. On an ongoing basis, we expect to create stand-alone business units in areas in which we have significant domain experience and strong references, including telecommunications and transportation and logistics, as we continue to scale our business development infrastructure. While large custom development projects have always been our biggest solution area, we currently offer focused solutions in the areas of Service Level Assurance(TM), Channel Integration, Marketplace Implementation/Integration, and Securities Trading and Asset Management. We expect our focused solutions to become an increasing portion of our business due to the repeatability, marketing effectiveness, and cost advantage associated with them.

                  In addition, our strategy includes expanding our solutions and service offerings and gaining access to new technologies, skills and other resources through strategic acquisitions and investments when attractive opportunities arise. In some cases we may also invest in ventures that may not be directly related to our business. Our investments may be structured to provide our management with equity interests in the form of stock options, carried interests, co-investment rights or other equity arrangements. Although we believe that the areas in which we currently specialize are among the fastest growing and critical in the information technology industry, we believe that our ability to provide expanded integrated service offerings will allow us to establish relationships with a greater range of clients who have a need for our expertise and to engage them earlier in the determination of their business needs. We expect to be regularly involved in discussions and negotiations with parties who provide technologies, skills, services, products or solutions that could supplement or enhance our internal capabilities. Potential arrangements could include equity investments in or by Tanning, partnerships or similar alliances, referral or commission arrangements, joint marketing agreements, product or services education, and other types of agreements.

      o Expand our relationships with existing clients and develop new clients

                  We intend to base our growth on long-term client
            relationships, rather than on a project-by-project approach. Our client relationship philosophy is that clients will choose to do business with us based on the quality of our work, the value of our advice and solutions, and the level of trust and respect that develops over time. Expanding our existing client relationships will allow us to jointly plan future projects and, in particular, develop large, multiyear engagements. This will improve our ability to forecast projects, thereby helping us to manage growth. We will continue to assign each of our clients a relationship manager who will be responsible for ensuring that the client is satisfied with the services we are providing. Relationship managers strive to become a trusted advisor to their clients, to clarify and prioritize their business needs and secure additional high value projects, based upon their in-depth knowledge of each client's business and information technology needs.

                  We will continue to develop new clients through multiple
            channels, including our sales and marketing teams, industry analysts, marketing events and public relations, as well as through relationships with hardware and software suppliers. Our dedicated sales and marketing teams will allow us to focus on solutions common across industries and will seek out opportunities for high value and long-term engagements. We will also expand our relationships with hardware and software suppliers such as BEA, IBM and Sun Microsystems, and complementary service providers such as SAIC, Intira and Qwest/US WEST, to identify project opportunities consistent with our capabilities and to provide us with client leads. We expect to regularly be involved in negotiations of strategic, technology and services alliances or similar arrangements in order to support our business development and related activities. These arrangements may include equity investments in or by Tanning, referral or commission arrangements, joint marketing agreements, product or services education, and other types of agreements.

      o     Maintain our leading edge capabilities

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

      o Continue to attract, train and retain experienced, knowledgeable professionals

                  We have consistently attracted and retained leading
            information technology talent interested in solving our industry's toughest challenges. We plan to continue to recruit experienced staff from consulting companies, corporate information technology organizations and the benchmarking and product development centers of the industry's leading hardware and software product companies. We expect that our talented staff will also continue to provide us with employee referrals, which have consistently accounted for a significant proportion of our new recruits.

                  Our goal is to create and grow a culture that itself is a
            competitive advantage by focusing on providing to our employees not only the industry's most challenging and rewarding information technology engagements, but also a training and development organization centered around building, in addition to technical skills, teaming, relationship, and leadership skills as critical competencies. We believe that a significant number of information technology projects fail or are seriously challenged as a result of improperly functioning teams, rather than technology decisions. We have created a process that includes a team kickoff and three team-dynamics reviews for teaching leadership, teaming and relationship skills in the context of active projects.

      o     Deliver Services Globally

                  Tanning Technology India in Hyderabad is central to our global delivery and growth strategy. As economic conditions create increased pressures for higher quality and lower cost solutions, we expect to enjoy significant advantages from our growing on-shore/off-shore development model. Our delivery strategy for this model encompasses consistent and scalable processes in the areas of program management, project management, development, deployment, and customer satisfaction on a global basis founded on best practices, quality, and value.

                  As part of our focus on quality, we achieved Capability
            Maturity Model (CMM) Level 3 certification for our Hyderabad facility. The CMM-based Appraisal for Internal Process Improvement (CBA-IPI) is an independent evaluation involving analysis and review of a company's software development capabilities and processes. TTI provides a scalable lower-cost capability to our delivery processes while maintaining high quality. By moving a significant component of our development to India, we will be better able to pass on price advantages to our customers while maintaining attractive margins.

      o     Expand our infrastructure for growth

                  We plan to continue our commitment to growth by making
            investments in recruitment and retention, staff development, sales and marketing, management information systems and other areas of infrastructure. We have created a "Knowledge Net" on our internal network in order to accumulate and make readily available to our employees (1) expertise we have derived from our engagements, (2) best practices and (3) a repository of information that can be used in sales, marketing and service delivery. We have expanded our formal employee orientation program and intend to continue to invest in our employees through advanced education programs focused on technology and leadership and teaming skills.

                  We will continue to improve our scalable global information systems, in order to more effectively manage client lead generation and tracking, sales forecasting, project profitability and employee utilization. We have invested in our information technology infrastructure to provide high-quality connectivity, development, Professional Services Automation (PSA) and knowledge management services to our employees. We believe that these investments will provide a foundation for the continued expansion of our client and revenue base.

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

      Assessments typically address one or more of the following:

      o     business case and business requirements;

      o     enterprise architecture;

      o     systems architecture;

      o     application design;

      o     development processes;

      o     integration testing processes;

      o     application migration considerations;

      o     deployment considerations; and

      o     operational readiness considerations.

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

Clients

      The following is a representative list of our clients for 1999 and 2000.

Ameritech                           Maersk Sealand
Blockbuster                         MCI WorldCom
Creative Planet                     Qwest/US WEST
E*TRADE                             R.R. Donnelley Financial
EarthWeb                            Standard Chartered Bank
EBay                                Sun Microsystems
First Data Resources                The Hartford
ING Barings                         United Airlines
Invesmart

      In 1998, our five largest clients accounted for approximately 70% of our services revenue, with Maersk Sealand accounting for approximately 31% of our services revenue, U S WEST accounting for approximately 12% of our services revenue and E*TRADE and CSX Technology each accounting for approximately 10% of our services revenue. In 1999, our five largest clients accounted for approximately 71% of our services revenue, with Maersk Sealand accounting for approximately 26% of our services revenue and E*TRADE accounting for approximately 24% of our services revenue. In 2000, our five largest clients accounted for approximately 67% of our services revenue, with Maersk Sealand and E*TRADE each accounting for approximately 21% of our services revenue and GlobalCenter, Inc. accounting for approximately 12 % of our services revenue. We believe that we will continue to derive a significant portion of our revenue from a limited number of clients. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients affects our business and could have a material adverse effect on our financial condition and results of operations. For example, in September 2000, Global Crossing Ltd. and Exodus Communications, Inc. entered into an agreement for the acquisition from Global Crossing of our client GlobalCenter, Inc. As a result, our revenues from GlobalCenter were very significantly reduced in the fourth quarter of 2000, and we do not expect to derive significant revenue from that source in the foreseeable future.

Marketing and sales

      We market and sell our services through multiple channels including our internal client service and marketing organizations, long-term client relationships, relationships with industry analysts, marketing events and public relations. We also cultivate relationships with hardware and software suppliers such as BEA, IBM and Sun Microsystems, and complementary service providers such as SAIC, Intira and Qwest/US WEST to identify project opportunities consistent with our capabilities and to provide us with client leads. For example, some of these suppliers maintain sales forces in the hundreds and thousands with a significant presence at large companies around the world. These suppliers also introduce us to clients and assist in our efforts to secure business opportunities. In return, we provide them with solution capabilities, which are of high importance to their clients.

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

Industry Segments

      See Note 9 "Segment Reporting" of the Notes to Consolidated Financial Statements included in Part II of this Form 10-K for industry segment information.

Competition

      The business areas in which we compete are intensely competitive and subject to rapid technological change. We expect the competition to continue and intensify. Our competitors fall into four major categories:

      o large information technology consulting services providers, such as Accenture, KPMG, PricewaterhouseCoopers, IBM, EDS and CSC;

      o     mid-tier information technology services providers, such as Sapient;

      o internal information technology departments of current and potential clients; and

      o to a lesser extent, Internet professional service providers, such as Modem Media, Poppe Tyson, Proxicom, Viant and Scient.

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

      We believe that the principal competitive factors in our business are:

      o     client value and service;

      o     the reputation and experience of professionals delivering solutions;

      o     the success and reliability of the delivered solution;

      o     technical knowledge and project management skills; and

      o     the ability to attract and retain professionals.

We believe that we presently compete favorably with respect to each of these factors. The market for our services is evolving, however, and we cannot be certain that we will compete successfully in the future.

Employees

      As of December 31, 2000, we had 437 employees. We believe our relationship with our employees is good. None of our employees is represented by a union. Generally, our employees are retained on an at-will basis.

Risks Related to Our Business

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time

If we are unable to generate revenues from new clients and maintain and expand our revenues from existing clients, our business will suffer

      Our ability to generate revenues will be adversely affected if we are unable to attract business from new clients and maintain and expand business from our existing clients. Factors that affect our ability to sell our services include the attractiveness and perceived value of our service offerings, our reputation for quality and reliability, and variations in demand for information technology services and in economic conditions generally. These variations could cause our existing clients to reduce or cease their investment our services, and potential clients not to engage us. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn. Many of these factors are beyond our control, and we may not be successful in our efforts to create, market, sell, and deliver services and solutions that are attractive to potential clients. To the extent these factors adversely affect demand for our services, our business will suffer.

We depend heavily on our principal clients; a significant reduction in the work we perform for any of them could harm our revenues and earnings

      We derive a large portion of our services revenue from a limited number of clients. Services revenue constitutes substantially all of our revenues. In 1998, our five largest clients accounted for approximately 70% of our services revenue, with Maersk Sealand accounting for approximately 31% of our services revenue, U S WEST accounting for approximately 12% of our services revenue and E*TRADE and CSX Technology each accounting for approximately 10% of our services revenue. In 1999, our five largest clients accounted for approximately 71% of our services revenue, with Maersk Sealand accounting for approximately 26% of our services revenue and E*TRADE accounting for approximately 24% of our services revenue. In 2000, our five largest clients accounted for approximately 67% of our services revenue, with Maersk Sealand and E*TRADE each accounting for approximately 21% of our services revenue and GlobalCenter, Inc. accounting for approximately 12% of our services revenue. The volume of work performed for our principal clients may not be sustained from year to year, and there is a risk that these principal clients may not retain us in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients affects our business and could have a material adverse effect on our financial condition and results of operations. For example, during the second quarter of 2000 we reached an agreement to terminate a contract with British Sky Broadcasting ("BSkyB"), a client accounting for 6% of our total revenues during 1999 and 8% of our total revenues for the first quarter of 2000. In connection with this termination, we recognized a $5.8 million loss, consisting of a write off of accounts receivable of $3.3 million, $2.0 million in project personnel costs, and $0.5 million in other related costs. See "Business--Clients" for more information relating to our clients.

Quarter to quarter fluctuations in our revenues and earnings could affect the market price of our common stock

      Our revenues and earnings may vary from quarter to quarter as a result of a number of factors, including:

      o number, size and scope of client engagements commenced or completed during a quarter;

      o     employee utilization rates;

      o     unanticipated project terminations, delays or deferrals;

      o the accuracy of estimates of resources required to complete ongoing projects;

      o reductions in demand or difficulties in collection from new or growing businesses whose operations or sources of financing are inadequate;

      o     pricing changes in the industry;

      o     economic conditions specific to the information technology sector;
            and

      o the contractual terms and degree of completion of projects in which we are engaged.

Because a high percentage of our expenses, particularly compensation and rent, are fixed in advance of any particular quarter, any of the factors listed above could cause significant variations in our earnings in any given quarter. Any decline in revenues or earnings or a greater than expected loss for any quarter could materially adversely affect the market price of our common stock, even if not reflective of any long-term problems with our business. In addition, the market price of our common stock could fluctuate substantially due to future announcements concerning us, our competitors or acquisitions, or changes in earnings estimates or recommendations by analysts.

If our revenues do not increase proportionately with our planned increases in costs and capital expenditures, then our results of operations and liquidity will suffer

      In anticipation of long term business growth, we expect to incur costs and expend capital. Our ability to generate revenues fluctuates from quarter to quarter as a result of a number of factors, including variations in the demand for information technology services, economic conditions generally, and our ability to generate business from new clients and retain and expand our business with existing clients, and we can give no assurances that we will continue to grow, or that we will grow at a pace that will support these costs and expenditures. To the extent revenues are inadequate to support our costs and expenditures, our results of operations and liquidity would be materially and adversely affected.

We may fail to accurately estimate or manage the time and resources necessary for the performance of our services, which could reduce the profitability of, or result in a loss on, our projects and damage our customer relationships

      To date, we have generally provided services to our clients on a time and materials basis, although we sometimes work on a fixed-fee or capped fee basis. In the future, we anticipate that a portion of our client engagements will continue to be subject to arrangements that are not solely based on time and materials, including fixed-fee, value-based or other arrangements. Our fixed-fee, fixed-time arrangements may provide for significant penalties for late delivery. Because we work with complex technologies in compressed timeframes and because we have limited experience in pricing and managing engagements on these terms, it can be difficult to judge the time and resources necessary to complete a project and properly manage delivery within agreed time and cost limitations. Our failure to accurately estimate the time and resources required for a project, or our failure to complete our obligations in a manner consistent with the project plan upon which our fixed-fee or other arrangements are based, could reduce the profitability of, or result in a loss on, our projects if we are required to devote additional resources to project engagements for which we will not receive additional compensation or are assessed penalties, and could damage our customer relationships and our reputation. For example, difficulties encountered in performing the BSkyB project engagement entered into in 1999 on a fixed-fee, fixed-time basis resulted in an adverse effect on our gross profits, because we were required to devote more resources to perform the work than we had originally anticipated. For a further discussion of the impact of this project, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." Even in engagements not contracted on a fixed-fee, fixed-time basis, failure to deliver projects in accordance with client expectations and budgets can damage our customer relationships and our reputation.

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

Inability of clients to grow as anticipated or secure needed financing may adversely affect their demand for our services or ability to pay for services provided, which would increase collection risk and harm revenues and earnings

      Some of our clients are relatively new businesses, based on innovative business plans relating to the internet and frequently dependent on external financing for their growth and success. There has recently been significant volatility in the prospects of these types of businesses, and their ability to raise needed financing. To the extent these clients are unable to grow as anticipated or secure needed financing, their demand for our services or ability to pay for services already provided could be adversely affected, which in turn would have an adverse effect on us. For example, one of our top five clients during 2000 was a company of this type which, during the second half of 2000, experienced difficulty in raising external financing needed in order to fund its operations and satisfy debts owed to us. As a result, during the fourth quarter of 2000, we wrote off approximately $2.4 million in accounts receivable from this client and were unable to recognize approximately $2.0 million in revenues earned from services provided to this client.

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

      o large information technology consulting services providers, such as Accenture, KPMG, PricewaterhouseCoopers, IBM, EDS and CSC;

      o     mid-tier information technology services providers, such as Sapient;

      o internal information technology departments of current and potential clients; and

      o to a lesser extent, Internet professional service providers, such as Modem Media, Poppe Tyson, Proxicom, Viant and Scient.

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

Expansion of our solutions and service offerings may not be successful and we may lose opportunities to expand our business

      In addition to growing our business based on our current service offerings, an element of our strategy is to transform our current services into focused, repeatable solutions in areas such as Service Level Assurance(TM), Channel Integration, Securities Trading and Asset Management, and Marketplace Implementation and Integration.

Successful expansion in these areas will require:

      o     attracting, integrating and retaining talented personnel;

      o     successfully marketing and delivering these services; and

      o successfully establishing relationships with vendors and technology providers.

      Failure to successfully implement these focused solutions and service offerings on a timely basis could cause us to lose opportunities for business with both existing and potential clients and lose the benefits of potentially reduced delivery costs. We cannot assure you that this expansion will be successful.

If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current clients, and our business may suffer

      We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and expanding our client base. We also believe that the importance of reputation and name recognition will increase due to the growing number of information technology services providers. If our reputation is damaged or if potential clients are not familiar with us or the services we provide, we may become less competitive or lose our market position. Promotion and enhancement of our name will depend largely on our success in continuing to provide large, complex, integrated information technology solutions. If clients do not perceive our solutions or our delivery approach to be effective or of high quality, our brand name and reputation will suffer. In addition, if solutions we provide have defects, critical business functions of our clients may fail, and we would likely suffer adverse publicity and could suffer economic liability.

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

Inability to manage our growth could have a material adverse effect on the quality of our services, our ability to retain key personnel, and our business

      Our growth has placed significant demands on our management and other resources. Our revenues increased approximately 76% from 1998 to 1999, and 40% from 1999 to 2000. Our staff increased from 144 full-time employees at December 31, 1998 to 281 at December 31, 1999 and 437 at December 31, 2000. Our future success will depend on our ability to manage our growth effectively, including:

      o continuing to train, motivate, manage and retain our existing employees and attract and integrate new employees;

      o     improving our business development capabilities;

      o     maintaining high rates of employee utilization;

      o     accurately estimating time and resources for engagements;

      o developing and improving our operational, financial, accounting and other internal systems and controls; and

      o     maintaining project quality.

      Our management has limited experience managing a business of Tanning's size. If we are unable to manage our growth and projects effectively, it could have a material adverse effect on the quality of our services, our ability to retain key personnel, and our business and results of operations.

Our international operations and expansion involve risks relating to difficulties in complying with foreign laws and regulations, staffing difficulties, currency related risks, difficulties in collecting accounts receivable, and seasonal reductions in business activity; these risks could result in increased costs, unanticipated liabilities, operational difficulties and decreases in revenues and earnings

      We currently have significant operations in Europe and intend to expand our business to other regions, as attractive opportunities arise. Revenues from our existing international operations represented 34% of services revenue in 1999 and 27% of services revenue in 2000. We may incur significant costs in connection with our international expansion.

      We also encounter risks in doing business in foreign countries, including:

      o increased costs and staffing delays due to the need to comply with visa or other work permit requirements, which may impair our ability to move personnel between countries and properly staff our projects;

      o to the extent we bill for our services in the functional currency of our foreign subsidiaries, any depreciation of such currencies against the dollar would negatively impact our results of operations;

      o expenses incurred to modify our accounting systems as we do more business in the countries that are converting their currencies to the euro;

      o difficulties in staffing and managing foreign offices, such as our office in Chertsey, England, as a result of, among other things, distance and time zone differences;

      o seasonal reductions in business activity, such as the August slowdown in Europe, which may adversely impact our business and results of operations;

      o longer payment cycles and problems in collecting accounts receivable, which may adversely impact our results of operations due to required allowances for doubtful accounts and increased cost of collection efforts; and

      o lack of ability to determine the taxation to which we or our employees may be subject in foreign countries, including the failure to evaluate complex payroll tax regulations of foreign countries, which could cause us to underestimate our tax liabilities.

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

      o expenses and difficulties in identifying potential targets and the costs associated with acquisitions that are abandoned before completion;

      o expenses, delays and difficulties of integrating the acquired company into our existing organization and our company's culture;

      o     diversion of management's attention during the acquisition process;

      o diversion of management's attention following the acquisition process where management has options or other equity incentive rights in the acquired company;

      o expenses of amortizing the acquired company's intangible assets, which could be significant in light of the high valuations of many companies in the information technology industry;

      o impact on our financial condition due to the timing of the acquisition; and

      o expenses of any undisclosed or potential legal liabilities of the acquired company, including intellectual property, employment, and warranty and product liability-related problems.

If realized, any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Potential joint ventures, partnerships and similar alliance opportunities may impair operations, divert management attention, create additional expenses and interfere with relationships with clients and other business partners

      We intend to enhance our business development efforts by entering into a variety of strategic, technology and services alliances or similar arrangements. These arrangements may include equity investments in or by Tanning, referral or commission arrangements, joint marketing agreements, product or services education, and other types of relationships and agreements. Some of the risks that we may encounter in implementing these arrangements include:

      o expenses and difficulties in identifying potential alliance or transaction partners and the costs associated with transactions and relationships that are abandoned before completion;
      o expenses, delays and difficulties forming an effective working relationship with the alliance partner;
      o diversion of management's attention during and following the process of implementing the alliance and/or transaction;
      o potential expenses or funding obligations required in connection with entering into or implementing alliances or related transactions;

      o potential conflicts among competing parties that may be alliance partners with us or with whom we may have other business relationships.

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

      Our strategies to deter misappropriation could be inadequate in light of the following risks:

      o non-recognition of the proprietary nature of or inadequate protection of our methodologies in the United States or foreign countries;

      o     undetected misappropriation of our proprietary methodologies;

      o     development of similar software or applications by our competitors;
            and

      o unenforceability of the non-competition and confidentiality agreements entered into by our key employees.

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

      o we may be liable for damages and litigation costs, including attorneys' fees;

      o     we may be enjoined from further use of the intellectual property;

      o we may have to license the intellectual property, incurring licensing fees;

      o we may have to develop a non-infringing alternative, which could be costly and delay projects; and

      o we may have to indemnify clients with respect to losses incurred as a result of our infringement of the intellectual property.

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

      In particular, we have derived a significant portion of our revenues from projects based primarily on:

      o open system technologies, which are standards-based, non-proprietary technologies;

      o multi-tier software architecture, in which the key layers of an application system are separated and optimized independently to improve performance, scalability and reliability;

      o     web-based architectures; and

      o     electronic commerce, generally.

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

Our business may suffer if growth in the use of the Internet declines

      Because Internet technologies are central to many of our solutions, our business depends upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. Capacity constraints caused by growth in Internet usage may, unless resolved, impede further growth in Internet use. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and our business and results of operations could suffer. Factors which may affect Internet usage or electronic commerce adoption include:

      o     actual or perceived lack of security of information;

      o     lack of access and ease of use;

      o     congestion of Internet traffic or other usage delays;

      o     inconsistent quality of service;

      o     increases in access costs to the Internet;

      o     excessive government regulation;

      o     uncertainty regarding intellectual property ownership;

      o     reluctance to adopt new business methods;

      o     costs associated with the obsolescence of existing infrastructure;
            and

      o     economic viability of the Internet commerce model.

Lack of detailed written contracts could impair our ability to collect fees, protect our intellectual property and protect ourselves from liability to others

      We try to protect ourselves by entering into detailed written contracts with our clients covering the terms and contingencies of the project engagement. In some cases, however, consistent with what we believe to be industry practice, work is performed for clients on the basis of a limited statement of work or verbal agreements before a detailed written contract can be finalized. To the extent that we fail to have detailed written contracts in place, our ability to collect fees, protect our intellectual property and protect ourselves from liability to others may be impaired, although we believe that our clients are legally obligated to pay for our services even in the absence of written contracts, or on the basis of a limited statement of work.

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

      o     on-line content;

      o     interaction with children;

      o     copyright infringement;

      o     user privacy;

      o     taxation;

      o     access charges;

      o     liability for third-party activities;

      o     transmission of sexually explicit material;

      o     defamation;

      o     consumer protection; and

      o     jurisdiction.

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

ITEM 2. PROPERTIES

      Our principal headquarters is located in Denver, Colorado and comprises approximately 75,000 square feet. The lease for our headquarters expires on February 28, 2007 and we have the option to extend the term to February 28, 2017. We also have offices in Stamford, Connecticut; Glendale, California; San Jose, California; Boston, Massachusetts; New York, New York; Portland, Oregon; Chertsey, England; and Hyderabad, India. We do not own any real estate. We do not consider any specific leased location to be material to our operations, and we believe that equally suitable alternative locations are available in all areas where we currently do business.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any pending material legal proceedings.

ITEM 4. SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Price of and Dividends on the Registrant's Common Equity

      Our common stock is quoted on the Nasdaq National Market System under the symbol "TANN". The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock:

1999:                                                         High         Low
- -----                                                         ----         ---
July 23, 1999 through September 30, 1999..............       $31.63       $13.03
Fourth Quarter........................................       $64.63       $23.00

2000:
- -----
First Quarter.........................................       $70.38       $36.25
Second Quarter........................................       $34.81       $11.56
Third Quarter.........................................       $20.19       $13.00
Fourth Quarter........................................       $12.00       $ 2.88
2001:
- -----
January 1, 2001 through March 26, 2001................      $  6.50       $ 3.88

      As of March 12, 2001, there were approximately 172 holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to our consolidated financial statements, each of which is included in this Annual Report on Form 10-K. The statement of operations data for the three-year period ended December 31, 2000 and the balance sheet information as of December 31, 1999 and 2000 are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the two-year period ended December 31, 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K.

                                                                         Year ended December 31,
                                              ---------------------------------------------------------------------------
                                                  1996            1997            1998           1999            2000
                                              ------------    ------------    ------------   ------------    ------------
                                                            (in thousands, except share and per share data)
Statement of Operations Data:
Services revenue ..........................   $     12,763    $     25,235    $     30,313   $     58,464    $     81,978
Product sales .............................             46             872           2,976             --              --
                                              ------------    ------------    ------------   ------------    ------------
       Net revenues .......................         12,809          26,107          33,289         58,464          81,978
Project personnel costs ...................          6,569          14,722          14,941         28,148          40,262
                                              ------------    ------------    ------------   ------------    ------------
       Gross profit .......................          6,240          11,385          18,348         30,316          41,716
Selling, marketing and administrative .....          2,055           7,856          12,178         27,833          46,091
Product development costs .................            431           1,608           2,786             --              --
Loss on contract and termination costs ....             --              --              --             --           5,842
Sign-on bonus related to stock purchase
   agreement ..............................             --           2,117              --             --              --
Management fees - related parties .........            902              73              --             --              --
                                              ------------    ------------    ------------   ------------    ------------
Income (loss) from operations .............          2,852            (269)          3,384          2,483         (10,217)
Interest income (expense) and other, net ..            (29)            130             285          1,681           3,834
                                              ------------    ------------    ------------   ------------    ------------
Income (loss) before income taxes .........          2,823            (139)          3,669          4,164          (6,383)
Income tax provision (benefit) ............             -- *          (212)          1,366          1,715           1,530
                                              ------------    ------------    ------------   ------------    ------------
Net income (loss) .........................   $      2,823    $         73    $      2,303   $      2,449    $     (7,913)
                                              ============    ============    ============   ============    ============
Basic earnings (loss) per share ...........                   $       0.01    $       0.15   $       0.14    $      (0.38)
                                                              ============    ============   ============    ============
Basic weighted average shares outstanding .                     13,718,710      14,968,974      17,556,487     20,945,966
                                                              ============    ============   ============    ============
Diluted earnings (loss) per share .........                   $       0.01    $       0.15   $       0.12    $      (0.38)
                                                              ============    ============   ============    ============
Diluted weighted average shares outstanding                     13,718,710      15,232,236      20,032,171     20,945,966
                                                              ============    ============   ============    ============
Gross profit from services ................   $      6,194    $     10,513    $     15,372   $     30,316    $     41,716
Income (loss) from operations from services   $      3,238    $        467    $      3,194   $      2,483    $    (10,217)

                                                                              December 31,
                                              ---------------------------------------------------------------------------
                                                  1996            1997            1998           1999            2000
                                              ------------    ------------    ------------   ------------    ------------
                                                                             (in thousands)
Balance Sheet Data:
Cash and cash equivalents .................   $      1,612    $      7,769    $     10,446   $     68,617    $     82,920
Working capital ...........................            (82)         10,204          14,005         78,235          88,028
Total assets ..............................          3,233          16,846          23,923         94,368         108,165
Long-term debt, net of current portion ....          1,000              --             460             --              --
Total stockholders' equity ................             83          12,737          16,772         84,602          92,747

* Because we operated as a Limited Liability Corporation during 1996, there is no provision on pre-tax income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements, each of which is included in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future financial performance. Actual results could be significantly different from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include those summarized in the section entitled "Business--Risks Related To Our Business," as well as those discussed in other sections of this Annual Report on Form 10-K.

Overview

      We are a global systems integrator and IT solutions provider that architects, builds and deploys scalable and reliable enterprise solutions. Since 1993, Global 1000 companies with complex, high volume transaction processing needs have relied on us to address their integration challenges. With extensive experience in the financial services, insurance, telecommunications, and logistics industries, we offer architecture-led solutions in the areas of Service Level Assurance(TM), Channel Integration, Securities Trading and Asset Management, and Marketplace Implementation and Integration.

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

      During the second quarter of 2000, we reached an agreement to terminate a fixed-fee contract with British Sky Broadcasting Ltd. ("BSkyB"). The aggregate financial impact of this contract and its termination costs during the second quarter of 2000 was a $5.8 million loss. This loss consists of a write off of accounts receivable of $3.3 million, $2.0 million in project personnel costs, and $0.5 million in other related costs. We did not recognize any revenue associated with this fixed-fee contract after the first quarter of 2000. BSkyB accounted for 6% of total revenues during 1999, and 8% of total revenues for the first quarter of 2000, making BSkyB one of our five largest customers, in terms of revenue, for each of these periods. The termination of this contract has contributed to a decrease in revenue from foreign operations as a percentage of total revenues during 2000, as described below. Approximately 25 employee project personnel and 15 subcontractors were engaged on this fixed-price contract at the time of its termination. The subcontractors were released at the beginning of the third quarter of 2000.

      Revenue from foreign operations represents revenue for professional services performed for clients outside the United States. Revenue from foreign operations has made a significant contribution to our total revenue and we anticipate growth in revenue from foreign operations. Foreign operations represented 35% of revenues in 1998, 34% of revenues in 1999, and 27% in 2000.

      Historically, a large portion of our revenues has been derived from a limited number of clients. Our top five customers accounted for 67%, 71% and 65% of total revenues during 2000, 1999 and 1998, respectively. To the extent we are unable to mitigate this revenue concentration through new business development, any cancellation, reduction or deferral in work performed for our principal clients will have an adverse effect on us. Many factors can result in a cancellation, reduction or deferral of services requested by our customers, including budget constraints, perceived project progress, perceived project success or value, industry shifts and consolidation, and economic factors. For example, GlobalCenter, Inc., one of our five largest clients during each quarter of 2000, was purchased by Exodus Communications, Inc. in a transaction that closed during January of 2001. As a result, our revenues from GlobalCenter, Inc. were very significantly reduced in the fourth quarter of 2000, and we do not expect to derive significant revenue from this source in the foreseeable future. GlobalCenter accounted for approximately 15% of our revenues in both the second and third quarters of 2000, and only 7% of revenues in the fourth quarter of 2000.

      Further, the demand for the services that we provide is sensitive to a variety of factors, including industry trends and economic conditions. Economic downturns or industry-specific shifts in demand could cause existing and/or potential clients to reduce or eliminate their investment in the types of services we provide, and make it more difficult to replace any principal clients of ours that have reduced their level of investment in our services.

      A limited number of our clients--generally less than 15% of our total revenue--are relatively new businesses, based on innovative business plans relating to the internet and frequently dependent on external financing for their growth and success. There has recently been significant volatility in the prospects of these types of businesses, and their ability to raise needed financing. To the extent these clients are unable to grow as anticipated or secure needed financing, their demand for our services or ability to pay for services already provided could be adversely affected, which in turn would have an adverse effect on us. For example, one of our top five clients during 2000 was a company of this type which, during the second half of 2000, experienced difficulty in raising external financing needed in order to fund its operations and satisfy debts owed to us. As a result, during the fourth quarter of 2000, we wrote off approximately $2.4 million in accounts receivable from this client and were unable to recognize approximately $2.0 million in revenues from services provided to this client. We are not currently providing services to this client.

      Project personnel costs represent a significant expense and consist primarily of salaries, bonuses and employee benefits for company personnel dedicated to client assignments, and fees paid to subcontractors for work performed on our projects. Subcontractors generally cost us more than our own project personnel; consequently, we usually generate lower gross profit margins by using subcontractors. Non-billable time incurred by our project personnel resulting from excess resource capacity, start-up time for new hires and training time incurred to upgrade the skills of existing staff adversely affects gross margin, and may continue to cause gross profit margins to decrease. We plan to increase the number of our project personnel in order to support our planned long-term revenue growth. We have sufficient resource capacity to meet near-term demand for our services, and as such, project personnel levels will likely remain static over the first half of 2001.

      Selling, marketing and administrative expenses consist primarily of salaries, bonuses, commissions and employee benefits for non-project personnel, occupancy costs, staff recruiting costs, travel expenses, depreciation expense, bad debt expense and promotional costs. We expect selling, marketing and administrative expenses to increase as we expand our sales force and business development efforts, open new offices, increase our recruiting and marketing efforts, and incur additional costs related to the growth of our business and operation as a public company.

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

                                                       Year ended December 31,
                                                      ------------------------
                                                      1998      1999      2000
                                                      ----      ----      ----
Statement of Operations Data:
Services revenue ................................       91%      100%      100%
Product sales ...................................        9         0         0
                                                      ----      ----      ----
   Net revenues .................................      100       100       100
Project personnel costs .........................       45        48        49
                                                      ----      ----      ----
   Gross profit margin ..........................       55        52        51

Selling, marketing and administrative ...........       37        48        56
Product development costs .......................        8         0         0
Loss on contract and termination costs ..........        0         0         7
                                                      ----      ----      ----
Income (loss) from operations ...................       10         4       (12)
Interest income and other, net ..................        1         3         4
                                                      ----      ----      ----
Income (loss) before income taxes ...............       11         7        (8)
Income tax provision ............................        4         3         2
                                                      ----      ----      ----
Net income (loss) ...............................        7%        4%      (10)%
                                                      ====      ====      ====
Growth in net revenues ..........................       28%       76%       40%
Growth in services revenue ......................       20        93        40
Gross profit margin from services ...............       51        52        51
Income (loss) from operations from services .....       11         4       (12)

      Comparison of years ended December 31, 1999 and 2000

      Revenues

      Our revenues increased $23.5 million, or 40%, to $82.0 million in 2000 from $58.5 million in 1999. This increase in revenues reflects an increase in the number of client projects, as well as higher average billing rates. An increase in revenues from our foreign operations also contributed to this increase in overall revenues. Revenues from foreign operations increased $2.5 million, or 13%, to $22.2 million in 2000 from $19.7 million in 1999. During 2000, we recognized $1.6 million in revenue from a fixed-price contract that was terminated during the second quarter. All of this revenue was recognized during the first quarter of 2000. During 1999, we recognized $3.3 million in revenue from this fixed-price contract. Revenues from this fixed-price contract, as a percentage of total revenues, were 2% in 2000, and 6% in 1999. Revenues from our five largest clients as a percentage of total revenues were 67% in 2000, and 71% in 1999. During the third quarter of 2000, GlobalCenter, Inc. announced that it was being acquired by Exodus Communications, Inc.; a transaction which was completed during January of 2001. GlobalCenter, Inc. was one of our five largest clients during 2000, representing in excess of $9 million in revenues. As a result of this acquisition, our revenues from GlobalCenter, Inc. were very significantly reduced in the fourth quarter of 2000, and we do not expect to derive significant revenue from this source in the foreseeable future.

      Project personnel costs

      Our project personnel costs increased $12.2 million, or 43%, to $40.3 million in 2000 from $28.1 million in 1999. This increase was primarily due to an increase in project personnel, including subcontractors, from 237 at the end of 1999 to 340 at the end of 2000, partially offset by the lower cost of labor associated with our off-shore Indian development center. Our gross profit margin decreased from 52% in 1999 to 51% in 2000. The decrease in gross margin was attributable to decreased utilization during the fourth quarter of 2000, partially offset by higher average bill rates as well as the lower cost of labor associated with our Indian development center. Not included in project personnel costs during 2000 is approximately $2 million in labor costs associated with a fixed-price project that was terminated during the second quarter.

This $2 million cost is included as part of "Loss on contract and termination costs" on the statement of operations for the year ended December 31, 2000.

      Selling, marketing and administrative

      Our selling, marketing and administrative expenses increased $18.3 million, or 66%, to $46.1 million in 2000 from $27.8 million in 1999. Selling, marketing and administrative expenses increased as a percentage of revenues from 48% in 1999 to 56% in 2000. These increases in selling, marketing and administrative expenses were primarily due to additional selling and marketing activities undertaken to drive our revenue growth, an increase in bad debt expense, an increase in facility costs, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. During 2000, bad debt expense totaled approximately $5.0 million, compared to $0.6 million in 1999. The increase in bad debt expense during 2000 was primarily the result of uncollectible receivables associated with a fixed-price contract which was terminated during the second quarter of 2000, as well as uncollectible receivables associated with a start-up venture which experienced difficulties in obtaining external financing during the second half of 2000. Our selling, marketing and administrative staff grew from 74 employees at the end of 1999 to 111 employees at the end of 2000.

      Loss on contract and termination costs

      During the second quarter of 2000, we reached an agreement to terminate a fixed-price contract with British Sky Broadcasting Ltd. The aggregate financial impact of this contract and its termination costs during 2000 was a $5.8 million loss. This loss consists of a write off of accounts receivable of $3.3 million, $2.0 million in project personnel costs, and $0.5 million in other related costs.

      Other income

      Other income increased $2.1 million, to $3.8 million in 2000 from $1.7 million in 1999. This increase was attributable to an increase in interest income, partially offset by a reserve taken against an equity investment made during 1999. The increase in interest income during 2000 was a result of the investment of the proceeds from our initial public offering in July 1999, as well as the proceeds from the sale of common stock to GlobalCenter, Inc. in February 2000. Proceeds from these transactions have been invested in short-term, interest bearing, investment grade obligations.

      Provision for income taxes

      Income tax expense represents combined federal, state, and foreign taxes. Our income tax provision, which is attributable to U.S. operations, was $1.5 million on consolidated pre-tax losses of $6.4 million in 2000, as compared to a provision of $1.7 million on pre-tax income of $4.2 million in 1999. Domestically, our tax provision totaled $1.5 million on pre-tax income of $2.9 million, representing an effective tax rate of 51%, compared to an effective tax rate of 40% during 1999. Due to uncertainty surrounding future European profitability, we did not recognize a tax benefit associated with European pre-tax losses of $9.4 million during 2000. In conjunction with this future uncertainty, European tax benefits recognized earlier in 2000, totaling $2.4 million, were written off during the fourth quarter of 2000.

      Comparison of years ended December 31, 1998 and 1999

      Net revenues

      Our net revenues increased $25.2 million, or 76%, to $58.5 million in 1999 from $33.3 million in 1998. The increase in services revenue of 93% in 1999 reflects increases in both the size and number of client projects. In 1998, we earned revenues of $3.0 million from the sale of software products; there was no revenue from product sales in 1999. The products sales in 1998 included the sale of the rights to certain software products. Revenues from our five largest clients as a percentage of total net revenues were 71% in 1999 and 65% in 1998.

      Project personnel costs

      Our project personnel costs increased $13.2 million, or 88%, to $28.1 million in 1999 from $14.9 million in 1998. The increase in project personnel costs in 1999 was due to an increase in project personnel, including subcontractors, from 132 at the end of 1998 to 237 at the end of 1999. The gross profit margin from services increased from 51% in 1998 to 52% in 1999 as a result of improved utilization and increased average billing rates. The gross profit margin from services in 1999 was adversely affected by difficulties encountered in performing a project engagement with BSkyB entered into in 1999 on a fixed fee basis, because we were required to devote more resources to perform the work than we had originally anticipated. Approximately 6% of total revenues were attributable to this project during 1999.

      Selling, marketing and administrative

      Our selling, marketing and administrative expenses increased $15.6 million, or 128%, to $27.8 million in 1999 from $12.2 million in 1998. Selling, marketing and administrative expenses increased as a percentage of revenues from 37% in 1998 to 48% in 1999. These increases in selling, marketing and administrative expenses were primarily due to additional selling and marketing activities undertaken to drive our revenue growth, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. Our selling, marketing and administrative staff grew from 37 employees at the end of 1998 to 74 employees at the end of 1999.

      Product development costs

      We incurred costs associated with software product sales of $2.8 million during 1998, or 8% of net revenues. No such costs were incurred in 1999. We have no plans to continue the development of software for resale purposes.

      Other income

      Other income increased $1.4 million, to $1.7 million in 1999 from $0.3 million in 1998. This increase was attributable to an increase in interest income as a result of the investment of the proceeds from our initial public offering in July 1999. Proceeds from this transaction have been invested in short-term, interest bearing, investment grade obligations.

      Provision for income taxes

      Income tax expense represents combined federal, state, and foreign taxes. Our income tax provision was $1.7 million on pre-tax income of $4.2 million in 1999, as compared to a provision of $1.4 million on pre-tax income of $3.7 million in 1998. Our effective tax rate increased to 41% in 1999, from 37% in 1998.

      Quarterly results

      The following table presents our unaudited quarterly results of operations for 1999 and 2000. We derived this data from our unaudited consolidated financial statements, and, in the opinion of management, they include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. Results of operations for any fiscal quarter do not necessarily indicate what results may be for any future period.

                                                                    Three months ended
                                  --------------------------------------------------------------------------------------
                                   3/31/99    6/30/99    9/30/99   12/31/99    3/31/00    6/30/00     9/30/00   12/31/00
                                  --------   --------   --------   --------   --------   --------    --------   --------
Services revenue ..............   $ 11,305   $ 13,214   $ 16,005   $ 17,940   $ 19,578   $ 21,650    $ 24,736   $ 16,014
Project personnel costs .......      5,492      6,378      7,745      8,533      9,718      9,179      11,344     10,021
                                  --------   --------   --------   --------   --------   --------    --------   --------
Gross profit ..................      5,813      6,836      8,260      9,407      9,860     12,471      13,392      5,993
Selling, marketing and
   administrative .............      4,679      6,504      7,936      8,714      9,118     10,623      11,297     15,053
Loss on contract and
   termination costs ..........         --         --         --         --         --      5,842          --         --
                                  --------   --------   --------   --------   --------   --------    --------   --------
Income (loss) from operations .      1,134        332        324        693        742     (3,994)      2,095     (9,060)
Interest income and other, net         163        113        489        916        964        950       1,016        903
                                  --------   --------   --------   --------   --------   --------    --------   --------
Income (loss) before income
   taxes.......................      1,297        445        813      1,609      1,706     (3,044)      3,111     (8,157)
Provision for (benefit from)
   income taxes ...............        478        157        364        715        787       (472)      1,241        (27)
                                  --------   --------   --------   --------   --------   --------    --------   --------
Net income (loss) .............   $    819   $    288   $    449   $    894   $    919   $ (2,572)   $  1,870   $ (8,130)
                                  ========   ========   ========   ========   ========   ========    ========   ========

Basic earnings (loss) per share   $   0.05   $   0.02   $   0.02   $   0.04   $   0.04   $  (0.12)   $   0.09   $  (0.38)
                                  ========   ========   ========   ========   ========   ========    ========   ========

Diluted earnings (loss) per
   share ......................   $   0.05   $   0.02   $   0.02   $   0.04   $   0.04   $  (0.12)   $   0.08   $  (0.38)
                                  ========   ========   ========   ========   ========   ========    ========   ========

Liquidity and capital resources

      Historically, we have funded operations and investments in property and equipment primarily through cash generated from operations, the sale of common stock and, to a lesser extent, borrowings. All outstanding debt was paid off during 1999. We had no outstanding debt as of December 31, 2000.

      On July 28, 1999, we completed a public offering of common stock which resulted in the issuance of 4,000,000 shares of our common stock. On August 23, 1999, we issued an additional 310,920 shares of common stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to our company from these transactions, net of underwriting discounts and costs of the offering, were approximately $57.8 million. On February 1, 2000, GlobalCenter, Inc. purchased 229,227 shares of our common stock in a private offering. Proceeds to our company from this transaction were $10.0 million. The net proceeds from each of these offerings (including the net proceeds of the underwriters' exercise of the over-allotment option) have been invested in short-term, interest bearing, investment grade obligations. Based on our current business plan, we believe that the cash provided from operations, cash on hand, and the proceeds from our public and private offerings will be sufficient to meet our cash requirements at least through the end of 2001.

      Cash and cash equivalents increased to $82.9 million at December 31, 2000 from $68.6 million at December 31, 1999. The increase was primarily due to $10.0 million in net proceeds from the sale of common stock to GlobalCenter, Inc., $3.4 million in proceeds from the issuance of common stock in connection with the exercise of stock options and purchases under our stock purchase plan, and a $3.7 million net increase in cash from operating activities, partially offset by a $2.8 million investment in property and equipment. We currently have no material commitments for capital expenditures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A in connection with our 2001 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) Documents Filed as Part of this Report:

            1.    Financial Statements.

                  The Consolidated Financial Statements and Notes thereto are listed and indexed on page F-1.

            2.    Financial Statement Schedule.

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

      (b) Reports on Form 8-K:

            None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..........................................   F-2

Consolidated Balance Sheets at December 31, 2000 and 1999...............   F-3

Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998.....................................   F-5

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2000, 1999 and 1998.....................................   F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998........................................   F-7

Notes to Consolidated Financial Statements..............................   F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
   TANNING TECHNOLOGY CORPORATION

      We have audited the accompanying consolidated balance sheets of Tanning Technology Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14a. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanning Technology Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       ERNST & YOUNG LLP

Denver, Colorado
January 25, 2001

                         TANNING TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                              ------------------------------
                                                                                   1999             2000
                                                                              -------------    -------------
Assets
Current assets:
      Cash and cash equivalents ...........................................   $  68,617,336    $  82,919,993
      Accounts receivable--trade, net of allowance for doubtful accounts of
        $874,949 and $1,752,962 at December 31, 1999 and 2000, respectively      16,726,619       12,767,893
      Accounts receivable--other ..........................................         308,861          538,926
      Income taxes receivable .............................................         699,423        2,019,900
      Deferred income taxes ...............................................         475,147        2,451,525
      Prepaid expenses and other assets ...................................         664,340        1,525,259
                                                                              -------------    -------------
Total current assets ......................................................      87,491,726      102,223,496

Property and equipment, at cost:
      Computer equipment ..................................................       3,057,499        3,116,825
      Office furniture and equipment ......................................       2,253,808        2,880,873
      Computer software ...................................................       1,751,421        2,806,026
      Leasehold improvements ..............................................       1,043,711        1,197,760
                                                                              -------------    -------------
                                                                                  8,106,439       10,001,484

      Less accumulated depreciation and amortization ......................      (2,867,859)      (4,576,895)
                                                                              -------------    -------------
                                                                                  5,238,580        5,424,589

Long-term receivables-- related party .....................................         810,000          303,349
Deposits and other long-term assets .......................................         827,738          213,574
                                                                              -------------    -------------
Total assets ..............................................................   $  94,368,044    $ 108,165,008
                                                                              =============    =============

                             See accompanying notes.

                         TANNING TECHNOLOGY CORPORATION

                                                                                          December 31,
                                                                                  ------------------------------
                                                                                       1999             2000
                                                                                  -------------    -------------
Liabilities and stockholders' equity
Current liabilities:
      Accounts payable ........................................................   $   2,656,108    $   3,109,131
      Accrued compensation ....................................................       4,917,691        9,485,642
      Other accrued liabilities ...............................................       1,192,431        1,251,358
      Deferred revenue ........................................................         490,188          348,956
                                                                                  -------------    -------------
Total current liabilities .....................................................       9,256,418       14,195,087
Deferred income taxes .........................................................          75,019          416,824
Other long-term liabilities ...................................................         325,079          652,267
Minority interest .............................................................         109,790          154,094
Commitments and contingencies .................................................
Stockholders' equity:
      Preferred Stock, $0.01 par value:
            Authorized shares--5,000,000
            Issued and outstanding shares--none at December 31, 1999 and 2000 .              --               --
      Common stock:
      Common Shares, $0.01 par value:
            Authorized shares--70,000,000
            Issued and outstanding shares--20,439,546 at December 31, 1999 and
               21,560,956 at December 31, 2000 ................................         204,395          215,610
      Additional paid-in capital ..............................................      79,844,186       96,022,526
      Retained earnings (deficit) .............................................       4,608,521       (3,304,716)
      Accumulated comprehensive loss ..........................................         (55,364)        (186,684)
                                                                                  -------------    -------------
Total stockholders' equity ....................................................      84,601,738       92,746,736
                                                                                  -------------    -------------
Total liabilities and stockholders' equity ....................................   $  94,368,044    $ 108,165,008
                                                                                  =============    =============

                             See accompanying notes.

                         TANNING TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year ended December 31,
                                         --------------------------------------------
                                             1998            1999            2000
                                         ------------    ------------    ------------
Services revenue.......................  $ 30,313,139    $ 58,463,963    $ 81,978,461
Product sales..........................     2,975,417              --              --
                                         ------------    ------------    ------------
Net revenues...........................    33,288,556      58,463,963      81,978,461
Operating expenses:
      Project personnel costs..........    14,941,164      28,147,987      40,262,212
      Selling, marketing and
         administrative expenses.......    12,177,973      27,832,772      46,090,964
      Product development costs........     2,785,723              --              --
      Loss on contract and termination
         costs.........................            --              --       5,841,888
                                         ------------    ------------    ------------
            Total operating expenses...    29,904,860      55,980,759      92,195,064
                                         ------------    ------------    ------------
Income (loss) from operations..........     3,383,696       2,483,204     (10,216,603)
Other income (expense):
      Interest income..................       333,195       1,613,252       4,608,432
      Interest expense.................       (81,576)        (31,272)             --
      Other............................        33,979          98,692        (774,836)
                                         ------------    ------------    ------------
Income (loss) before provision
   for income taxes....................     3,669,294       4,163,876      (6,383,007)
Provision for income taxes.............     1,366,323       1,714,783       1,530,230
                                         ------------    ------------    ------------
Net income (loss)......................  $  2,302,971    $  2,449,093    $ (7,913,237)
                                         ============    ============    ============
Basic earnings (loss) per share........  $       0.15    $       0.14    $      (0.38)
                                         ============    ============    ============
Basic weighted average shares
   outstanding.........................    14,968,974      17,556,487      20,945,966
                                         ============    ============    ============
Diluted earnings (loss) per share......  $       0.15    $       0.12    $      (0.38)
                                         ============    ============    ============
Diluted weighted average shares
   outstanding.........................    15,232,236      20,032,171      20,945,966
                                         ============    ============    ============

                             See accompanying notes.

                         TANNING TECHNOLOGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Class A                        Class B
                                                             common stock                   common stock
                                                     ----------------------------    ----------------------------
                                                         Shares         Amount           Shares         Amount
                                                     ------------    ------------    ------------    ------------
Balance, January 1, 1998 .........................      9,520,293    $     58,159       5,127,259    $     26,700
Stock split, April 30, 1998 ......................             --         232,636              --         109,476
Sale of common stock .............................             --              --         569,511          15,200
Distribution to former members of Tanning
    Technology Group, LLC ........................             --              --              --              --
Net income .......................................             --              --              --              --
Foreign currency translation .....................             --              --              --              --

Comprehensive income .............................
                                                     ------------    ------------    ------------    ------------
Balance, December 31, 1998 .......................      9,520,293         290,795       5,696,770         151,376
Exercised stock options ..........................             --              --              --              --
Reclass to one common stock ......................     (9,520,293)       (290,795)     (5,696,770)       (151,376)
Issuance of common stock, IPO ....................             --              --              --              --
Issuance costs ...................................             --              --              --              --
Employee stock purchase plan .....................             --              --              --              --
Exercised stock options ..........................             --              --              --              --
Income tax benefit from stock option exercises ...             --              --              --              --
Net income .......................................             --              --              --              --
Foreign currency translation .....................             --              --              --              --

Comprehensive income .............................
                                                     ------------    ------------    ------------    ------------
Balance, December 31, 1999 .......................             --              --              --              --
Issuance of common stock .........................             --              --              --              --
Employee stock purchase plan .....................             --              --              --              --
Exercised stock options ..........................             --              --              --              --
Income tax benefit from stock option exercises ...             --              --              --              --
Income tax benefit from disqualifying dispositions             --              --              --              --
Net loss .........................................             --              --              --              --
Foreign currency translation .....................             --              --              --              --

Comprehensive income .............................
                                                     ------------    ------------    ------------    ------------
Balance, December 31, 2000 .......................             --    $         --              --    $         --
                                                     ============    ============    ============    ============

                                                               Class C
                                                             common stock                   Common stock             Additional
                                                     ----------------------------    ---------------------------      paid-in
                                                        Shares           Amount         Shares         Amount         capital
                                                     ------------    ------------    ------------   ------------   ------------
Balance, January 1, 1998 .........................             --    $         --              --   $         --   $ 12,800,772
Stock split, April 30, 1998 ......................             --              --              --             --       (342,112)
Sale of common stock .............................             --              --              --             --      1,884,800
Distribution to former members of Tanning
    Technology Group, LLC ........................             --              --              --             --       (165,257)
Net income .......................................             --              --              --             --             --
Foreign currency translation .....................             --              --              --             --             --

Comprehensive income .............................
                                                     ------------    ------------    ------------   ------------   ------------
Balance, December 31, 1998 .......................             --              --              --             --     14,178,203
Exercised stock options ..........................        327,388           3,274              --             --      1,266,726
Reclass to one common stock ......................       (327,388)         (3,274)     15,544,451        155,445        290,000
Issuance of common stock, IPO ....................             --              --       4,310,920         43,109     64,620,691
Issuance costs ...................................             --              --              --             --     (6,824,926)
Employee stock purchase plan .....................             --              --         224,914          2,249      2,445,162
Exercised stock options ..........................             --              --         359,261          3,592      1,755,914
Income tax benefit from stock option exercises ...             --              --              --             --      2,112,416
Net income .......................................             --              --              --             --             --
Foreign currency translation .....................             --              --              --             --             --

Comprehensive income .............................
                                                     ------------    ------------    ------------   ------------   ------------
Balance, December 31, 1999 .......................             --              --      20,439,546        204,395     79,844,186
Issuance of common stock .........................             --              --         229,227          2,292      9,997,736
Employee stock purchase plan .....................             --              --          81,644            817        392,287
Exercised stock options ..........................             --              --         810,539          8,106      2,995,654
Income tax benefit from stock option exercises ...             --              --              --             --      2,285,578
Income tax benefit from disqualifying dispositions             --              --              --             --        507,085
Net loss .........................................             --              --              --             --             --
Foreign currency translation .....................             --              --              --             --             --

Comprehensive income .............................
                                                     ------------    ------------    ------------   ------------   ------------
Balance, December 31, 2000 .......................             --    $         --      21,560,956   $    215,610   $ 96,022,526
                                                     ============    ============    ============   ============   ============

                                                       Retained       Accumulated        Total
                                                       earnings      comprehensive   stockholders'
                                                       (deficit)     income (loss)       equity
                                                     ------------    ------------    ------------
                                                     $   (143,543)   $     (5,408)   $ 12,736,680
Balance, January 1, 1998 .........................             --              --              --
Stock split, April 30, 1998 ......................             --              --       1,900,000
Sale of common stock .............................
Distribution to former members of Tanning                      --              --        (165,257)
    Technology Group, LLC ........................      2,302,971              --       2,302,971
Net income .......................................             --          (2,349)         (2,349)
Foreign currency translation .....................                                   ------------
                                                                                        2,300,622
Comprehensive income .............................   ------------    ------------    ------------
                                                        2,159,428          (7,757)     16,772,045
Balance, December 31, 1998 .......................             --              --       1,270,000
Exercised stock options ..........................             --              --              --
Reclass to one common stock ......................             --              --      64,663,800
Issuance of common stock, IPO ....................             --              --      (6,824,926)
Issuance costs ...................................             --              --       2,447,411
Employee stock purchase plan .....................             --              --       1,759,506
Exercised stock options ..........................             --              --       2,112,416
Income tax benefit from stock option exercises ...      2,449,093              --       2,449,093
Net income .......................................             --         (47,607)        (47,607)
Foreign currency translation .....................                                   ------------
                                                                                        2,401,486
Comprehensive income .............................   ------------    ------------    ------------
                                                        4,608,521         (55,364)     84,601,738
Balance, December 31, 1999 .......................             --              --      10,000,028
Issuance of common stock .........................             --              --         393,104
Employee stock purchase plan .....................             --              --       3,003,760
Exercised stock options ..........................             --              --       2,285,578
Income tax benefit from stock option exercises ...             --              --         507,085
Income tax benefit from disqualifying dispositions     (7,913,237)             --      (7,913,237)
Net loss .........................................             --        (131,320)       (131,320)
Foreign currency translation .....................                                   ------------
                                                                                       (8,044,557)
Comprehensive income .............................   ------------    ------------    ------------
                                                     $ (3,304,716)   $   (186,684)   $ 92,746,736
Balance, December 31, 2000 .......................   ============    ============    ============

                         TANNING TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year ended December 31,
                                                      --------------------------------------------
                                                          1998            1999            2000
                                                      ------------    ------------    ------------
Operating activities
Net income (loss) .................................   $  2,302,971    $  2,449,093    $ (7,913,237)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Loss on disposal of equipment ...............        128,609              --          94,412
      Depreciation and amortization ...............        916,699       1,419,315       2,476,005
      Loss on accounts and other receivables ......        729,011         594,950       5,178,682
      Loss on other assets ........................             --              --         750,000
      Deferred income taxes .......................       (102,739)        (70,104)      1,158,090
      Minority interest ...........................         22,062          87,728          44,304
      Changes in operating assets and liabilities:
           Accounts receivable--trade .............     (4,597,107)     (8,193,416)     (1,475,456)
           Accounts receivable--other .............        (46,437)       (157,118)       (243,065)
           Income taxes receivable ................        603,500        (699,423)     (1,328,477)
           Prepaid expenses and other assets ......       (267,661)       (322,473)     (1,040,419)
           Long-term receivables--related parties               --        (810,000)        506,651
           Deposits and other long-term assets ....       (108,906)       (705,884)       (135,836)
           Accounts payable .......................        460,498       1,120,237         568,023
           Accrued compensation ...................        870,726       2,651,849       4,764,951
           Deferred revenue .......................        355,146          90,042        (116,232)
           Other accrued liabilities ..............        171,327         563,241          94,927
           Other long-term liabilities ............             --         325,079         327,188
           Income taxes payable ...................      1,417,295         707,898              --
                                                      ------------    ------------    ------------
Net cash provided by (used in) operating activities      2,854,994        (948,986)      3,710,511

Investing activities
Purchase of property and equipment, net ...........     (1,654,023)     (3,450,863)     (2,855,426)
                                                      ------------    ------------    ------------
Net cash used in investing activities .............     (1,654,023)     (3,450,863)     (2,855,426)

Financing activities
Principal payments on long-term debt ..............     (1,073,478)       (578,853)             --
Borrowings on long-term debt ......................        652,331              --              --
Exercise of stock options .........................             --       3,029,506       3,003,760
Proceeds from employee stock purchase plan ........             --       2,447,411         393,104
Net proceeds from issuance of common stock ........      1,900,000      57,838,874      10,000,028
Distributions to members, net .....................             --        (165,257)             --
                                                      ------------    ------------    ------------
Net cash provided by financing activities .........      1,478,853      62,571,681      13,396,892
Effect of exchange rate on cash ...................         (2,349)           (607)         50,680
                                                      ------------    ------------    ------------
Net increase in cash and cash equivalents .........      2,677,475      58,171,225      14,302,657
Cash and cash equivalents at beginning of period ..      7,768,636      10,446,111      68,617,336
                                                      ------------    ------------    ------------
Cash and cash equivalents at end of period ........   $ 10,446,111    $ 68,617,336    $ 82,919,993
                                                      ============    ============    ============

Supplemental disclosures of cash flow information
Cash paid for interest ............................   $    163,897    $     31,272              --
Cash paid for income taxes ........................   $     30,686    $  1,741,815    $  2,009,872

                             See accompanying notes.

                         TANNING TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

      Tanning Technology Corporation (the "Company" or "Tanning") is a premier provider of innovative information technology solutions for large enterprises in the United States and Europe. The Company specializes in architecting, building, and deploying complex enterprise solutions that involve high-volume online transaction processing and very large databases. Tanning's highly experienced project teams have demonstrated track records for delivering "heavy lifting" technology solutions and work with customers using a collaborative, delivery-oriented approach.

      Tanning Technology Group, LLC ("TTG") was formed under the laws of the state of Colorado on February 8, 1995. On December 24, 1996, TTG entered into a Stock Purchase Agreement with AEA Tanning Investors Inc. (AEA Tanning Investors Inc., together with certain limited liability companies of which it is the managing member, the "TTC Investors Group"). As a result of this agreement, on January 31, 1997 TTG effected a series of transactions whereby TTG was merged into Tanning Technology Corporation, a Delaware corporation newly formed in conjunction with this transaction. The membership interests of the members of TTG were converted into shares of Class A common stock of the Company. On the same date, the TTC Investors Group purchased 3,657,342 shares of Class B common stock from the Company for $9,076,910 and purchased directly from the former members of TTG $3,648,090 of accounts receivable that had been distributed to the members of TTG. On June 6, 1997, the TTC Investors Group purchased an additional 1,469,917 shares of Class B common stock from the Company for $3,648,090, which was comprised of $3,126,636 cash and accounts receivable with a value of $521,454. On June 9, 1998, the TTC Investors Group purchased an additional 569,511 shares of Class B common stock from the Company for $1,900,000.

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

            Computer equipment...........................  4 years
            Office furniture and equipment...............  7 years
            Computer software............................  2-3 years
            Leasehold improvements.......................  Lesser of the life of the improvement
                                                           or the related asset

Long-lived assets

      The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist principally of computer equipment and office furniture and equipment. During the year ended December 31, 1998, the Company determined that computer and other equipment having an original cost of approximately $296,633 was no longer being used. Accordingly, the Company disposed of those assets and wrote off the remaining net book value of $128,609. There were no material dispositions of long-lived assets during the year ended December 31, 1999. During the year ended December 31, 2000, the Company determined that computer equipment having an original cost of $537,757 was no longer being used. Accordingly, the Company disposed of those assets and wrote off the remaining net book value of $94,412.

                         TANNING TECHNOLOGY CORPORATION

      During the year ended December 31, 2000, the Company also determined that the estimated remaining useful life of certain computer equipment and computer software required adjustment. In the fourth quarter of 2000, the Company reduced the useful life of all remaining computer equipment that was historically depreciated over five years to four years, and reduced the useful life of all remaining desktop software that was historically depreciated over three years to two years. This reduction in useful lives resulted in a $242,271 increase to depreciation expense during the fourth quarter of 2000. As of December 31, 2000, all computer equipment is being depreciated over four years, all desktop software is being depreciated over two years, and all infrastructure software is being depreciated over three years.

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

Foreign Currency Translation

      The financial statements of TTEL are prepared in pound sterling and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments within comprehensive income in stockholders' equity and accordingly have no effect on net income. Transaction adjustments for TTEL are included in income. Foreign currency transaction adjustments are not material to income.

Fair Value of Financial Instruments

      The carrying amounts of the Company's cash and cash equivalents, receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments. The fair value of the Company's long-term debt approximates carrying value and was estimated by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities. Bad debt expense was $768,000, $595,000 and $5,024,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Sales to Significant Customers

      The Company provides services to a small number of customers. Two customers accounted for 28% and 11%, respectively, of total revenues in 1998. Two customers accounted for 26% and 24%, respectively, of total revenues in 1999. Two customers accounted for 21% each, of total revenues in 2000. The Company performs periodic credit evaluations of its customers' financial condition, including the consideration of macroeconomic factors, and external financing circumstances. Collateral generally is not required.

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

                        TANNING TECHNOLOGY CORPORATION

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

Earnings Per Share

      The Company has adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The Company has a net loss for the year ended December 31, 2000. Therefore, for this period, the effect of common stock equivalents is excluded from the computation of earnings (loss) per share since their effect is anti-dilutive.

The following table reflects the basic and diluted weighted average shares.

                                                               Year ended December 31,
                                                        ------------------------------------
                                                           1998         1999         2000
                                                        ----------   ----------   ----------
Weighted-average shares outstanding .................   14,968,974   17,556,487   20,945,966
Dilutive impact of options outstanding ..............      263,262    2,475,684           --
                                                        ----------   ----------   ----------
Weighted-average shares and potential dilutive shares
   outstanding ......................................   15,232,236   20,032,171   20,945,966
                                                        ==========   ==========   ==========

Reclassifications

      Certain of the prior year amounts have been reclassified to conform with the 2000 presentation.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which was required to be adopted in the fourth calendar quarter of 2000. SAB 101 sets forth certain criteria, including the existence of persuasive evidence of an arrangement, which must be met in order that revenue be recognized. The adoption of SAB 101 has not had a material impact on the Company's financial position or results of operations.

                        TANNING TECHNOLOGY CORPORATION

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

      In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-8, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services". The EITF concluded that the provider of the goods or services should measure the fair value of the equity instruments, for revenue recognition purposes, on the earlier of: (a) the date the parties come to a mutual understanding of the terms of the equity-based compensation arrangement and enter into a binding contract that includes a performance commitment by the provider (as defined in Issue 96-18) or (b) the date on which the provider's performance necessary to earn the equity instruments is completed. The approach for determining the amount of revenue, including when there are performance conditions, generally is symmetrical with how the issuer would determine the amount of cost to recognize under Issue 96-18. The consensus, which is to be applied prospectively to new arrangements and to modifications of existing arrangements that occur after March 16, 2000, has not caused a significant change to the Company's existing practice.

3.    STOCKHOLDERS' EQUITY

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

      During the year ended December 31, 2000, the Company issued 892,183 shares of common stock in conjunction with purchases under the existing stock purchase plan, as well as the exercise of vested stock options.

      On February 1, 2000, the Company announced the formation of a strategic relationship with GlobalCenter, Inc. ("GlobalCenter"). GlobalCenter, a subsidiary of Global Crossing Ltd., is a commerce service and Internet network solutions provider. The terms of the relationship involve three components: an equity investment by GlobalCenter in the Company, a preferred marketing arrangement between the two companies, and a direct engagement by GlobalCenter of the Company's services. GlobalCenter purchased, on February 1, 2000, 229,227 shares of the Company's common stock for an aggregate price of $10,000,028, or $43.625 per share.

                        TANNING TECHNOLOGY CORPORATION

      On September 28, 2000, Global Crossing Ltd. announced that it had reached an agreement with Exodus Communications Inc. ("Exodus") pursuant to which Exodus would acquire GlobalCenter. This transaction was closed January 10, 2001.

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

4.    INCOME TAXES

      The components of income tax expense are as follows:

                                               Year ended December 31,
                                    -------------------------------------------
                                        1998            1999            2000
                                    -----------     -----------     -----------
Provision for income taxes:
     Current:
          Federal ..............    $   268,823     $ 1,576,662     $ 1,414,039
          State ................         68,352         306,002          77,121
          Foreign ..............      1,131,887         (97,777)         60,738
                                    -----------     -----------     -----------
     Total current .............      1,469,062       1,784,887       1,551,898
     Deferred:
          Federal ..............        (86,379)        (60,707)        (17,081)
          State ................        (16,360)         (9,397)         (4,587)
                                    -----------     -----------     -----------
     Total deferred ............       (102,739)        (70,104)        (21,668)
                                    -----------     -----------     -----------
Provision for income taxes .....    $ 1,366,323     $ 1,714,783     $ 1,530,230
                                    ===========     ===========     ===========

      The components of the deferred tax provision (benefit), which arise from timing differences between financial and tax reporting, are presented below:

                                                             December 31,
                                                     --------------------------
                                                        1999             2000
                                                     ---------        ---------
Allowance for uncollectible accounts .........       $ (56,710)       $ 352,822
Accrued bonuses ..............................              --               --
Accrued vacation .............................          59,722          103,193
Deferred revenue .............................          63,319          (73,125)
Net operating loss carryforward ..............              --               --
Accelerated depreciation .....................          12,272         (341,806)
Deferred state income taxes ..................          (3,195)          (1,560)
Organization costs, other ....................          (5,303)         (17,856)
                                                     ---------        ---------
                                                     $  70,105        $  21,668
                                                     =========        =========

                        TANNING TECHNOLOGY CORPORATION

      The total components of the deferred tax provision disclosed above differs from the total deferred tax provision for 1999 and 2000 because of tax expense recognized in 1999 and 2000 resulting from employees' exercise of non-qualified stock options. Under SFAS 109, this expense generates a deferred tax expense which is required to be recognized as additional paid-in-capital.

      Variation from the federal statutory rate is as follows:

                                                               Year ended December 31,
                                                       ---------------------------------------
                                                           1998          1999          2000
                                                       -----------   -----------   -----------
Expected provision for (benefit from) federal income
   taxes at statutory rate of 34% ..................   $ 1,247,561   $ 1,415,718   $(2,170,222)
Permanent differences ..............................        25,892        50,525        76,183
State taxes, net of federal benefit ................        34,315       195,759        47,872
Valuation allowance on capital loss ................            --            --       300,000
Other ..............................................        58,555        52,781        10,760
Valuation allowance on foreign losses ..............            --            --     2,411,073
Difference between U.S. and foreign tax rates ......            --            --       854,564
                                                       -----------   -----------   -----------
                                                       $ 1,366,323   $ 1,714,783   $ 1,530,230
                                                       ===========   ===========   ===========

      The components of the net deferred income tax asset are as follows:

                                                               December 31,
                                                        ------------------------
                                                            1999          2000
                                                        ----------    ----------
Deferred tax assets:
          Allowance for uncollectible accounts .....    $  301,726    $  654,548
          Accrued vacation .........................        90,955       194,147
          Deferred revenue .........................        73,125            --
          Foreign tax credit .......................        12,553            --
          Other ....................................        14,452         9,150
          Net operating losses - domestic ..........            --     1,612,905
          Net operating losses - foreign ...........            --     2,411,073
                                                        ----------    ----------
                                                           492,811     4,881,823
Deferred tax liabilities:
          Deferred state income taxes ..............        17,664        19,224
          Accelerated depreciation .................        75,019       416,825
Valuation allowance on foreign losses ..............            --     2,411,073
                                                        ----------    ----------
Deferred tax asset, net ............................    $  400,128    $2,034,701
                                                        ==========    ==========

                        TANNING TECHNOLOGY CORPORATION

      For the year ended December 31, 2000, income (loss) before income taxes for domestic and foreign operations was $2,884,697 and ($9,267,704), respectively. For the year ended December 31, 1999, income (loss) before income taxes for domestic and foreign operations was $4,524,055 and ($360,179), respectively. The history of operating losses has created uncertainty regarding the future benefit of deferred tax assets arising from foreign operations. As such, at December 31, 2000, all foreign deferred tax assets have been fully reserved. The Company has accumulated net operating loss carryforwards as follows:

                                           Amount            Expire
                                           ------            ------
Domestic.......................         $ 4,009,654         2019, 2020
Foreign........................         $ 8,409,672       No expiration

5.    COMMITMENTS AND CONTINGENCIES

      The Company leases equipment and office space. Rental expense under operating leases included in selling, marketing and administrative expenses was $3,610,683, $2,150,312 and $1,153,562 for the years ended December 31, 2000,
1999 and 1998, respectively.

      The following represents the future minimum lease payments for all noncancelable operating leases at December 31, 2000:

            2001............................................     $ 4,889,245
            2002............................................       4,150,323
            2003............................................       3,484,891
            2004............................................       2,834,342
            2005............................................       2,664,145
            Thereafter......................................       5,458,041
                                                                 -----------
            Total minimum lease payments....................     $23,480,987
                                                                 ===========

      During 1997, the Company entered into an agreement with two individuals whereby these individuals would receive commissions and royalties earned on sales made by Nextek Software Corporation as defined in the agreement. The Company incurred royalty and commission expenses of $104,569 related to this agreement for the year ended December 31, 1998. No such expenses were incurred during 1999 or 2000.

6.    RELATED PARTY TRANSACTIONS

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

                        TANNING TECHNOLOGY CORPORATION

      During 1999 and 2000, the Company extended loans to certain employees for an aggregate amount of $810,000 and $684,000, respectively. These loans bear interest at Applicable Federal Rates ranging from 5.25% to 6.60% per annum, as prescribed by the Internal Revenue Service. All outstanding principal and unpaid interest amounts associated with these loans become due on various dates between January 2001 and November 2004.

      During 2000, the Company received principal payments against these loans in the amount of $381,651, and recorded reserves against employee loans in the amount of $154,500. The Company also granted six month due date extensions on employee loans aggregating $273,000 during the year ended December 31, 2000.

7.    EMPLOYEE BENEFIT PLAN

      The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees age twenty-one or older are eligible to participate in the plan upon employment with the Company and may elect to defer up to 15 percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the retirement plan agreement, the Company, at its discretion, may make voluntary contributions to the plan. Each employee must complete one year of service, as defined, in order to receive any voluntary contributions made by the Company. Total employer contributions to the plan during 1999 and 2000 were $138,542 and $251,239, respectively. No employer contributions were made to the plan in 1998.

8.    STOCK OPTIONS

      Effective February 1, 1997, the Company adopted the Tanning Technology Corporation Stock Option Plan (the "1997 Plan"). Under the provisions of the 1997 Plan, nonqualified stock options may be granted by a committee of the Board of Directors at its discretion to key employees, officers or independent contractors of the Company. The Company's 1997 Plan authorized the grant of options for up to 3,289,094 shares of Class C nonvoting common stock. All awards are for the right to purchase one share of Class C nonvoting common stock at a price to be determined by the committee. Generally, all options vest over a period of 3-4 years, and unless otherwise terminated or cancelled, options have a ten year life from the date of grant. The 1997 Plan shall terminate on February 1, 2007.

      Effective July 24, 1998, the Company adopted the Tanning Technology Corporation 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan, which carries similar terms and conditions as the 1997 Plan, authorizes the grant of options for up to 5,247,474 shares of Class C nonvoting common stock. The 1998 Plan shall terminate on July 24, 2008.

      Effective July 22, 1999, the Company adopted the Tanning Technology Corporation 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the granting of incentive stock options to key employees, and nonqualified stock options to key employees, contractors and directors of the Company. The maximum number of shares of common stock available for awards under the 1999 Plan is 5 million. All awards are for the right to purchase one share of common stock at a price to be determined by a committee of the Board of Directors. The exercise price per share, however, may not be less than 100% of the fair market value of a share on the date the option is granted. Options generally vest over a period of 4-5 years; however, other vesting periods may be authorized by the committee. Unless otherwise terminated or cancelled, options under the 1999 Plan have a ten year life from the date of grant. The 1999 Plan shall terminate on July 22, 2009.

                        TANNING TECHNOLOGY CORPORATION

      Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2000 and 1999, respectively: risk-free interest rates of 4.98%-5.00%; dividend yields of 0; volatility factors of 1.247 and 1.183 and a weighted-average expected life of the option of 5 years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net income (loss) and earnings per share was as follows:

                                                  Year ended December 31,
                                    ------------------------------------------------
                                         1998              1999             2000
                                    --------------   --------------   --------------
Net income (loss) ...............   $    2,047,000   $     (829,000)  $  (20,129,000)
                                    ==============   ==============   ==============
Basic earnings (loss) per share .   $         0.14   $        (0.05)  $        (0.96)
                                    ==============   ==============   ==============
Diluted earnings (loss) per share   $         0.13   $        (0.05)  $        (0.96)
                                    ==============   ==============   ==============

      The application of SFAS No. 123 for providing pro forma disclosures is not likely to be representative of the effects on reported net income for future years.

      A summary of the Company's stock option activity, and related information, for the years ended December 31, 1999 and 2000, is as follows:

                                                                Weighted-average
                                                    Options      exercise price
                                                  -----------   ----------------
      Outstanding January 1, 1999...............    5,331,857      $   3.57
      Granted...................................    4,665,459         13.70
      Exercised.................................     (686,647)         4.41
      Forfeited.................................     (639,000)         5.92
                                                  -----------
      Outstanding December 31, 1999.............    8,671,669          8.78
      Granted...................................    3,959,380         20.09
      Exercised.................................     (810,539)         3.71
      Forfeited.................................   (1,591,227)        18.44
                                                  -----------
      Outstanding December 31, 2000.............   10,229,283         12.06
                                                  ===========      ========

                         TANNING TECHNOLOGY CORPORATION

                                      Outstanding Options                                                Exercisable Options
     ------------------------------------------------------------------------------------     -------------------------------------
                                                      Weighted Average
                                                          Remaining      Weighted Average     Shares Currently     Weighted Average
     Option Price Range    Shares Under Option        Contractual Life    Exercise Price         Exercisable        Exercise Price
     ------------------    -------------------        ----------------    --------------         -----------        --------------
       $2.90 to $4.99           4,772,741                 7.4 years            $3.65              2,346,852              $3.46
       $5.00 to $7.50             423,869                 7.8 years            $5.42                 69,016              $5.35
      $8.00 to $11.99           1,430,037                 7.6 years            $9.60                368,590              $9.19
      $12.00 to $22.50          2,317,293                 8.6 years           $15.59                268,534             $15.16
      $23.00 to $35.00            294,825                 8.6 years           $31.70                123,098             $32.84
      $37.00 to $65.00            990,518                 8.6 years           $44.88                 83,898             $47.93

The weighted average fair value of options granted during 2000 and 1999 were $17.16 and $11.45, respectively.

9.    SEGMENT REPORTING

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

      SFAS 131 also requires the disclosure of certain financial information pertaining to geographic areas. Information about the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                            Year ended December 31,
                                         ----------------------------
                                            1998      1999      2000
                                          -------   -------   -------

      Revenues from external customers:
      United States ...................   $22,811   $38,872   $59,748
      Denmark .........................     9,595    15,369    16,818
      UK and other Europe .............       883     4,223     5,412
                                          -------   -------   -------
      Total ...........................   $33,289   $58,464   $81,978
                                          =======   =======   =======

                                                    December 31,
                                                   1999     2000
                                                  ------   ------
      Long-lived assets, net:
      United States ...........................   $3,735   $3,537
      Foreign .................................    1,503    1,888
                                                  ------   ------
      Total ...................................   $5,238   $5,425
                                                  ======   ======

                        TANNING TECHNOLOGY CORPORATION

10.   LOSS ON CONTRACT AND TERMINATION COSTS

      During the second quarter of 2000, the Company reached an agreement to terminate a fixed-price contract with British Sky Broadcasting Ltd. The aggregate financial impact on this contract and its termination costs during the second quarter of 2000 was a $5.8 million pretax loss, consisting of the following (in thousands):

      Write-off of accounts receivable .........................    $3,332
      Project personnel costs incurred in the second quarter ...     2,000
      Other related costs ......................................       510
                                                                    ------
         Total loss ............................................    $5,842
                                                                    ======

      The Company did not recognize any revenue associated with this fixed-price contract after the first quarter of 2000. The Company recognized $1.6 million in revenue, or 8% of total revenues, and incurred $1.6 million in project personnel costs associated with this fixed-price contract during the first quarter of 2000. For the year ended December 31, 1999, this fixed-price contract accounted for 6% of total revenues.

11.   EMPLOYEE STOCK PURCHASE PLAN

      In March 1999, the Company established the Tanning Technology Corporation 1999 Qualified Stock Purchase Plan (the "1999 Plan"). The Company intends that the 1999 Plan qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees scheduled to work at least 20 hours per week and who have completed at least three months of continuous full-time employment in the service of the Company are eligible to participate in the 1999 Plan. Under the 1999 Plan, eligible employees can purchase shares, subject to limitations, of the Company's Class C nonvoting common stock at a discount not to exceed 15% of the market price as defined. During the year ended December 31, 1999, the Company issued 59,094 shares of nonvoting Class C common stock in conjunction with the 1999 Plan.

      In July 1999, the Company replaced the 1999 Plan with the adoption of the Tanning Technology Corporation 1999 Employee Stock Purchase Plan (the "Plan"). The Company intends that the Plan qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All full-time employees who have completed at least four months of service prior to the expiration of the purchase period are eligible to participate in the Plan. Under the Plan, eligible employees can purchase shares, subject to limitations, of the Company's Common Stock at a discount not to exceed 15% of the market price as defined. During the year ended December 31, 1999, the Company issued 165,820 shares of Common Stock in conjunction with this plan. During the year ended December 31, 2000, the Company issued 81,644 shares of Common Stock in conjunction with this plan.

                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                            Balance at    Charged to      Charged to                  Balance at
                                           beginning of   costs and          other                     end of
                                              period       expenses        accounts    Deductions      period
                                              ------       --------        --------    ----------      ------
      Period ending December 31, 1998
         Allowance for doubtful accounts   $  300,464     $  767,587           --     $  111,395     $  956,656
         Tax benefit reserve ...........           --             --           --             --             --

      Period ending December 31, 1999
         Allowance for doubtful accounts   $  956,656     $  594,950           --     $  676,657     $  874,949
         Tax benefit reserve ...........           --             --           --             --             --

      Period ending December 31, 2000
         Allowance for doubtful accounts   $  874,949     $5,024,182           --     $4,146,169     $1,752,962
         Tax benefit reserve ...........           --     $2,411,073           --             --     $2,411,073

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TANNING TECHNOLOGY CORPORATION

Date: March 28, 2001                   By:      /s/ Henry F. Skelsey
                                          --------------------------------------
                                                    Henry F. Skelsey
                                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                   Title                      Date
           ---------                                   -----                      ----

/s/     Larry G. Tanning            President, Chief Executive              March 28, 2001
- ---------------------------------   Officer and Director
        Larry G. Tanning            (Principal Executive Officer)


/s/     Henry F. Skelsey            Executive Vice President,               March 28, 2001
- ---------------------------------   Chief Financial Officer and
        Henry F. Skelsey            Director (Principal Financial
                                    and Accounting Officer)


/s/      Bipin Agarwal              Director                                March 28, 2001
- ---------------------------------
         Bipin Agarwal

/s/      Dan J. Hesser              Director                                March 28, 2001
- ---------------------------------
         Dan J. Hesser

/s/   Christopher P. Mahan          Director                                March 28, 2001
- ---------------------------------
      Christopher P. Mahan

/s/    Joseph P. Roebuck            Director                                March 28, 2001
- ---------------------------------
       Joseph P. Roebuck

/s/   Michael E. Shanahan           Director                                March 28, 2001
- ---------------------------------
      Michael E. Shanahan

                                  EXHIBIT INDEX

Exhibit     Description
- -------     -----------

3.1         Certificate of Incorporation of Tanning, as amended and restated *
3.2         Bylaws of Tanning, as amended and restated *
4.1         Form of certificate of common stock *
4.2 Amended and Restated Registration Rights Agreement, dated as of July 20, 1999, by and among Tanning and the parties listed as signatories thereto **
10.1 Form of Employment, Confidentiality and Non-Competition Agreement (including Employee-Specific Terms) between Tanning and Larry Tanning *
10.2 Form of Promissory Note in the amount of $250,000, made by Larry Tanning in favor of Tanning *
10.3 Form of Employment, Confidentiality and Non-Competition Agreement (including Employee-Specific Terms) between Tanning and Bipin Agarwal *
10.4 Form of Promissory Note in the amount of $250,000, made by Bipin Agarwal in favor of Tanning *
10.5 Form of Employment, Confidentiality and Non-Competition Agreement between Tanning and each of Louis A. D'Alessandro, Henry F. Skelsey, John Piccone, Mark Tanning and Frederick H. Fogel *
10.6 Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and Louis A. D'Alessandro, dated as of February 1, 1999 *
10.7 Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and Henry F. Skelsey, dated as of June 1, 1999 *
10.8 Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and John Piccone, dated as of June 30, 1999 *
10.9 Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and Mark Tanning, dated as of February 1, 1999 *
10.10 Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and Frederick H. Fogel, dated as of June 30, 1999 *
10.11       Employment Agreement between Tanning and Richard Herman, dated May
            22, 2000
10.12 Employment Agreement between Tanning and Michael Cooper, dated October 16, 2000
10.13 Employment Agreement between Tanning and Stephen Mahoney, dated January 15, 2001
10.14 Amended and Restated Shareholder Agreement, dated as of July 20, 1999, by and among Tanning and the parties listed as signatories thereto **
10.15 Lease, dated as of June 3, 1998, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street *
10.16 Amendment No. 1 to Lease, dated as of March 11, 1999, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street *
10.17 Amendment No. 2 to Lease, dated as of May 28, 1999, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street *
10.18 Amendment No. 3 to Lease, dated as of May 28, 1999, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street
10.19       Form of Excise Tax Agreement *
10.20       1997 Stock Option Plan *
10.21       1998 Stock Option Plan *
10.22       1999 Employee Stock Purchase Plan *
10.23       1999 Stock Option Plan *
10.24 Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and Bipin Agarwal, regarding Five Quarter Compensation Plan+

Exhibit     Description
- -------     -----------

10.25 Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and Frederick H. Fogel, regarding Five Quarter Compensation Plan+
10.26 Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and Henry F. Skelsey, regarding Five Quarter Compensation Plan+
10.27 Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and Mark W. Tanning, regarding Five Quarter Compensation Plan+
10.28 Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and John N. Piccone, regarding Five Quarter Compensation Plan+
10.29 Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and Larry G. Tanning, regarding Five Quarter Compensation Plan+
10.30 June 30, 2000 Agreement between Tanning Technology Europe Limited and British Sky Broadcasting Limited++
21.1        Subsidiaries of Tanning*
23.1        Consent of Ernst & Young LLP

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.
** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999.
+ Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ending December 31, 1999.
++ Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.