Form 10-Q
period 2001-03-31
TANNING TECHNOLOGY CORP
filed 2001-05-02
CIK 1086384

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

     As of April 30, 2001 there were 21,660,659 shares of Common Stock, $.01 par value, outstanding.

                         TANNING TECHNOLOGY CORPORATION

                               TABLE OF CONTENTS


                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.......      2
           Condensed Consolidated Statements of Operations for the Three Months Ended
           March 31, 2001 and 2000................................................................      3
           Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
           2001 and 2000..........................................................................      4
           Notes to Condensed Consolidated Financial Statements...................................      5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations..........................................................................      7
Item 3.    Qualitative and Quantitative Disclosures About Market Risk.............................     11
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings......................................................................     12
Item 2.    Changes in Securities and Use of Proceeds..............................................     12
Item 3.    Defaults Upon Senior Securities........................................................     12
Item 4.    Submission of Matters to a Vote of Security Holders....................................     12
Item 5.    Other Information......................................................................     12
Item 6.    Exhibits and Reports on Form 8-K.......................................................     12
Signatures........................................................................................     13

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                         TANNING TECHNOLOGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,               December 31,
                                                                                   2001                      2000
                                                                                 ---------               ------------
                                                                                (Unaudited)
Assets
Current assets:
  Cash and cash equivalents.............................................        $ 73,378,898             $ 82,919,993
  Accounts receivable - trade, net......................................          13,495,550               12,767,893
  Prepaid expenses and other current assets.............................           3,163,859                6,535,610
                                                                                ------------             ------------
Total current assets....................................................          90,038,307              102,223,496

  Property and equipment, net...........................................           6,193,055                5,424,589
  Long-term receivables - related parties...............................             210,000                  303,349
  Deposits and other long-term assets...................................           3,799,206                  213,574
                                                                                ------------             ------------
Total assets............................................................        $100,240,568             $108,165,008
                                                                                ============             ============


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable......................................................        $  2,149,517             $  3,109,131
  Accrued compensation..................................................           4,743,643                9,485,642
  Other current liabilities.............................................           1,466,519                1,600,314
                                                                                ------------             ------------
Total current liabilities...............................................           8,359,679               14,195,087

Other long-term liabilities.............................................           1,259,847                1,223,185
Stockholders' equity:
  Common stock, $0.01 par value:
     Authorized shares - 70,000,000
     Issued and outstanding shares - 21,658,459 at March 31, 2001
       and  21,560,956 at December 31, 2000.............................             216,585                  215,610
  Additional paid-in capital............................................          96,420,216               96,022,526
  Retained deficit......................................................          (5,704,670)              (3,304,716)
  Accumulated comprehensive loss........................................            (311,089)                (186,684)
                                                                                ------------             ------------
Total stockholders' equity..............................................          90,621,042               92,746,736
                                                                                ------------             ------------
Total liabilities and stockholders' equity                                      $100,240,568             $108,165,008
                                                                                ============             ============


     See accompanying notes to condensed consolidated financial statements.

                         TANNING TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (UNAUDITED)

                                                                                 Three months ended March 31,
                                                                                 ----------------------------
                                                                                     2001           2000
                                                                                 -----------     -----------
Revenues.............................................................            $13,008,940     $19,577,834
Operating expenses:
   Project personnel costs...........................................              7,531,901       9,717,746
   Selling, marketing and administrative expenses....................             10,712,271       9,118,471
                                                                                 -----------     -----------
     Total operating expenses........................................             18,244,172      18,836,217
                                                                                 -----------     -----------

Income (loss) from operations........................................             (5,235,232)        741,617
Other income.........................................................              1,424,755         964,452
                                                                                 -----------     -----------

Income (loss) before provision for (benefit from) income taxes.......             (3,810,477)      1,706,069
Provision for (benefit from) income taxes............................             (1,410,523)        787,014
                                                                                 -----------     -----------

Net income (loss)....................................................            $(2,399,954)    $   919,055
                                                                                 ===========     ===========

Basic and diluted earnings (loss) per share..........................            $     (0.11)    $      0.04
                                                                                 ===========     ===========

Basic weighted average shares outstanding............................             21,606,321      20,597,941
                                                                                 ===========     ===========

Diluted weighted average shares outstanding..........................             21,606,321      24,876,523
                                                                                 ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                         TANNING TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (UNAUDITED)


                                                                                            Three months ended March 31,
                                                                                            ----------------------------
                                                                                                2001           2000
                                                                                            -----------     -----------
Operating activities
Net income (loss)...................................................................        $(2,399,954)    $   919,055
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization.....................................................            710,753         432,032
  Other operating activities........................................................         (1,427,546)          1,498
  Changes in operating assets and liabilities:
     Accounts receivable - trade....................................................           (977,657)     (5,131,410)
     Other assets...................................................................          1,325,662         (18,664)
     Accounts payable...............................................................           (887,614)        334,238
     Accrued compensation...........................................................         (4,579,999)       (510,889)
     Other liabilities..............................................................            (66,926)        735,798
                                                                                            -----------     -----------
Net cash used in operating activities...............................................         (8,303,281)     (3,238,342)

Investing activities
Purchase of property and equipment..................................................         (1,530,219)       (524,505)
                                                                                            -----------     -----------
Net cash used in investing activities...............................................         (1,530,219)       (524,505)

Financing activities
Proceeds from exercise of stock options.............................................            347,810          40,270
Net proceeds from issuance of common stock..........................................                 --      10,000,028
                                                                                            -----------     -----------
Net cash provided by financing activities...........................................            347,810      10,040,298
Effect of exchange rate on cash.....................................................            (55,405)         45,124
                                                                                            -----------     -----------
Net increase (decrease) in cash and cash equivalents................................         (9,541,095)      6,322,575
Cash and cash equivalents at beginning of period....................................         82,919,993      68,617,336
                                                                                            -----------     -----------
Cash and cash equivalents at end of period..........................................        $73,378,898     $74,939,911
                                                                                            ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                         TANNING TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Tanning Technology Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in our Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2001, or other periods presented, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.


(2)  EARNINGS PER SHARE

     Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The Company has a net loss for the three month period ended March 31, 2001. Therefore, for this period, the effect of common stock equivalents is excluded from the computation of earnings (loss) per share since their effect is anti-dilutive. The following table reflects the basic and diluted weighted average shares.

                                                           Three months ended March 31,
                                                           ----------------------------
                                                             2001                  2000
                                                         -----------            ----------
     Weighted-average shares outstanding...............   21,606,321            20,597,941
     Dilutive impact of options outstanding............           --             4,278,582
                                                         -----------            ----------
     Weighted-average shares and potential dilutive
       shares outstanding..............................   21,606,321            24,876,523
                                                         ===========            ==========

(3)  CAPITAL STOCK

     During the three months ended March 31, 2001, the Company issued 97,503 shares of common stock in conjunction with the exercise of vested stock options.

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

     On September 28, 2000, Global Crossing Ltd. announced that it had reached an agreement with Exodus Communications Inc. ("Exodus") pursuant to which Exodus would acquire GlobalCenter. This transaction was closed on January 10, 2001.

(4)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). We adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 has not had a significant effect on the financial condition or results of operations of the Company.



(5)  SEGMENT REPORTING

     Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single business unit for all periods presented.

     Information about the Company's revenues and long-lived assets by geographic area is as follows (in thousands):


                                                   Three months ended March 31,
                                                   ----------------------------
                                                     2001                2000
                                                   -------             -------

     Revenues from external customers:
     United States.............................    $ 8,506             $13,877
     Denmark...................................      3,608               3,729
     UK and other Europe.......................        895               1,972
                                                   -------             -------
     Total.....................................    $13,009             $19,578
                                                   =======             =======


                                               March 31, 2001  December 31, 2000
                                               --------------  -----------------
     Long-lived assets, net:
     United States.............................    $ 4,202             $ 3,537
     Foreign...................................      1,991               1,888
                                                   -------             -------
     Total.....................................    $ 6,193             $ 5,425
                                                   =======             =======



(6)  COMPREHENSIVE INCOME

     Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:


                                                   Three months ended March 31,
                                                   ----------------------------
                                                     2001                2000
                                                   -------             -------
Net income (loss).............................   $(2,399,954)         $ 919,055
Foreign currency translation..................      (124,405)            (6,876)
                                                 -----------          ---------
 Comprehensive income (loss)..................   $(2,524,359)         $ 912,179
                                                 ===========          =========

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

     During the second quarter of 2000, we reached an agreement to terminate a fixed-fee contract with British Sky Broadcasting Ltd. ("BSkyB"). The aggregate financial impact of this contract and its termination costs during the second quarter of 2000 was a $5.8 million loss. This loss consists of a write off of accounts receivable of $3.3 million, $2.0 million in project personnel costs, and $0.5 million in other related costs. We did not recognize any revenue
associated with this fixed-fee contract after the first quarter of 2000.   BSkyB
accounted for 8% of total revenues for the first quarter of 2000, making BSkyB one of our five largest customers, in terms of revenue, for this period. Approximately 25 employee project personnel and 15 subcontractors were engaged on this fixed-price contract at the time of its termination. The subcontractors were released at the beginning of the third quarter of 2000.

     Revenue from foreign operations represents revenue for professional services performed for clients outside the United States. Revenue from foreign operations has made and is expected to continue to make a significant contribution to our total revenue. Foreign operations represented 35% of revenues in the first three months of 2001, and 29% of revenues for the same period in 2000.

     Historically, a large portion of our revenues has been derived from a limited number of clients. Our top five customers accounted for 73% and 70% of total revenues during the first quarter of 2001 and 2000, respectively. To the extent we are unable to mitigate this revenue concentration through new business development, any cancellation, reduction or deferral in work performed for our principal clients will have an adverse effect on us. Many factors can result in a cancellation, reduction or deferral of services requested by our customers, including budget constraints, perceived project progress, perceived project success or value, industry shifts and consolidation, and economic factors. For example, GlobalCenter, Inc., one of our five largest clients during each quarter of 2000, was purchased by Exodus Communications, Inc. in a transaction that closed during January of 2001. As a result, our revenues from GlobalCenter, Inc. were very significantly reduced in the first quarter of 2001, and we do not expect to derive significant revenue from this source in the foreseeable future. In addition, as part of the process of renegotiating our commercial arrangements with one of our largest clients, we agreed to provide credits against certain invoices and discounts for certain work going forward.

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

     Project personnel costs represent a significant expense and consist primarily of salaries, bonuses and employee benefits for company personnel dedicated to client assignments, and fees paid to subcontractors for work performed on our projects. Subcontractors generally cost us more than our own project personnel; consequently, we usually generate lower gross profit margins by using subcontractors. Our business model has been supported by using subcontracted personnel in billable positions. This model has allowed us the flexibility to rapidly adjust our capacity to fit the changes in demand for billable resources. In recent months, with the decline in demand for resources, we have been able to reduce our capacity, as well as our project personnel costs, by reducing our subcontractor population. The number of subcontractors working for us at the end of the first quarter of 2000 was 42, compared to 4 at the end of the first quarter of 2001. Non-billable time incurred by our project personnel resulting from excess resource capacity, start-up time for new hires and training time incurred to upgrade the skills of existing staff adversely affects gross margin, and may continue to cause gross profit margins to decrease. We plan to increase the number of our project personnel in order to support our planned long-term revenue growth. We have sufficient resource capacity to meet near-term demand for our services, and as such, project personnel levels will likely remain static over the first half of 2001.

     Selling, marketing and administrative expenses consist primarily of salaries, bonuses, commissions and employee benefits for non-project personnel, occupancy costs, staff recruiting costs, travel expenses, depreciation expense, bad debt expense and promotional costs. We expect selling, marketing and administrative expenses to increase as we expand our sales force and business development efforts, open new offices, and increase our recruiting and marketing efforts.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of operations.

                                                                Three Months
                                                               Ended March 31,
                                                             -------------------
                                                              2001         2000
                                                             ------       ------
        Revenues..........................................    100%          100%
        Project personnel costs...........................     58            50
                                                             ------       ------
         Gross profit margin..............................     42            50
        Selling, marketing and administrative.............     82            46
                                                             ------       ------
         Income (loss) from operations....................    (40)            4
        Interest income and other, net....................     11             5
                                                             ------       ------
         Income (loss) before income taxes................    (29)            9
        Income tax provision (benefit)....................    (11)            4
                                                             ------       ------
         Net income (loss)................................    (18%)           5%
                                                             ======       ======


Comparison of three months ended March 31, 2000 and 2001

  Net revenues

     Our revenues decreased $6.6 million, or 34%, to $13.0 million for the first quarter of 2001 from $19.6 million for the first quarter of 2000. The decrease in revenue is primarily attributed to a decline in the number and size of projects being worked on for certain existing clients, as well as difficulty generating revenue from new clients. In addition, $2.8 million of revenue earned in the first quarter of 2000 was from two significant clients, BskyB and GlobalCenter, Inc., from which we earned no revenue in the first quarter of 2001. Revenue in the first quarter of 2001 was also reduced by credits given to certain long-term clients. This decrease in revenue has been partially offset by revenues earned from certain significant clients for whom we did little or no work in the first quarter of 2000. The uncertainty in the economy has reduced IT spending for many of our existing and targeted customers, which has made developing new business, both with existing and potential clients, difficult in recent months.

  Project personnel costs

     Our project personnel costs decreased $2.2 million, or 23%, to $7.5 million for the first quarter of 2001 from $9.7 million for the first quarter of 2000. This decrease was primarily due to a decrease in the use of subcontractors during the first quarter of 2001, totaling $1.6 million, as well as an approximate $1.0 million reduction in performance based compensation during the first quarter of 2001, as compared to the first quarter of 2000. Employee project personnel increased from 237 at March 31, 2000 to 345 at March 31, 2001. Approximately 60% of this technical employee increase was related to lower-cost, off-shore Indian resources. Our gross profit margin has decreased from 50% for the first quarter of 2000 to 42% for the same period in 2001. The decrease in gross margin was attributable to decreased utilization during the first quarter of 2001, partially offset by the lower cost of labor associated with our Indian development center.

  Selling, marketing and administrative

     Our selling, marketing and administrative expenses increased $1.6 million, or 17%, to $10.7 million for the first quarter of 2001 from $9.1 million for the first quarter of 2000. These increases in selling, marketing and administrative expenses were primarily due to additional selling and marketing activities undertaken to drive our revenue growth, an increase in facility costs, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. These increases were partially offset by a reduction in performance based compensation during the first quarter of 2001, as compared to the first quarter of 2000. Our selling, marketing and administrative staff grew from 83 employees at March 31, 2000 to 118 employees at March 31, 2001.

  Other income

     Other income increased $0.4 million, to $1.4 million for the first quarter of 2001 from $1.0 million for the first quarter of 2000. This increase was attributable to an increase in interest income, as well as foreign currency translation gains. The increase in interest income during the first quarter of 2001 was a result of the investment of the proceeds from the sale of common stock to GlobalCenter Inc. in February 2000. Proceeds from all equity transactions have been invested in short-term, interest bearing, investment grade obligations.

  Provision for (benefit from) income taxes

     Income tax expense represents combined federal, state, and foreign taxes. Our income tax provision was $0.8 million on pre-tax profits of $1.7 million for the first quarter of 2000, as compared to a tax benefit of $1.4 million on pre-tax losses of $3.8 million for the first quarter of 2001. Due to uncertainty surrounding future European profitability, we did not recognize a tax benefit associated with European pre-tax losses of $0.4 million during the first quarter of 2001.


  Liquidity and Capital Resources

     Historically, we have funded operations and investments in property and equipment primarily through cash generated from operations, the sale of common stock and, to a lesser extent, borrowings. All outstanding debt was paid off during 1999. We had no outstanding debt as of March 31, 2001.

     On February 1, 2000, GlobalCenter,Inc. purchased 229,227 shares of our common stock in a private offering. Proceeds to our company from this transaction were $10.0 million. The net proceeds from our offerings have been invested in short-term, interest bearing, investment grade obligations. Based on our current business plan, we believe that the cash provided from operations, cash on hand, and the proceeds from our public and private offerings will be sufficient to meet our cash requirements at least through the end of 2001.

     Cash and cash equivalents decreased to $73.4 million at March 31, 2001 from $82.9 million at December 31, 2000. The decrease was primarily due to a $8.3 million net decrease in cash from operating activities, as well as a $1.5 million investment in property and equipment, partially offset by proceeds from the exercise of stock options. We currently have no material commitments for capital expenditures.

     In conjunction with a stock repurchase program approved by our board of directors, we purchased 164,200 shares of our stock, for an aggregate price of approximately $600 thousand, during the time period from April 4, 2001 to April 26, 2001. We may continue to purchase shares under this program.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We provide our services to customers primarily in the United States, the United Kingdom and Denmark. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. Sales by Tanning Technology Europe Limited, a United Kingdom subsidiary, are currently made in U.S. dollars or its functional currency of pounds sterling. To the extent Tanning Technology Europe has monetary assets and liabilities denominated in any currency other than pounds sterling, any significant variation in exchange rate between the pound sterling and these other currencies could have a material effect on our operating results. To the extent that we bill clients in a currency other than their local currency, exchange rate fluctuations that strengthen the currency in which we bill relative to their local currency could make our services less competitive to such clients. Historically, we have not experienced material fluctuations in our results due to foreign currency exchange rate changes

     The net proceeds from the sale of common stock have been invested in short-term, interest bearing, investment grade obligations. As such, our interest income could be affected by fluctuations in prevailing interest rates.

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

   Not applicable

Item 5.  Other Information

   Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1    Certificate of Incorporation of Tanning, as amended and restated *
3.2    Bylaws of Tanning, as amended and restated *
10.1 Employment Agreement between Tanning and Stephen Mahoney, dated January 15, 2001**
99.1 Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.
** Incorporated herein by reference from the Company's Annual Report on Form 10-K filed with the Commission on April 2, 2001.
(b)  Reports on Form 8-K.

     We did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TANNING TECHNOLOGY CORPORATION

Date: April 30, 2001  By:/s/ Larry G. Tanning

                         Name:   Larry G. Tanning
                         Title:  President, Chief Executive Officer and Director



Date: April 30, 2001  By:/s/ Henry F. Skelsey

                         Name:   Henry F. Skelsey
                         Title:  Executive Vice President, Chief Financial
                                 Officer and Director (Principal Financial and Accounting Officer)

                         TANNING TECHNOLOGY CORPORATION

                       Exhibit Index to Quarterly Report
                     On Form 10-Q for the Quarterly Period
                              Ended March 31, 2001


Exhibit      Description
-------      -----------


3.1          Certificate of Incorporation of Tanning, as amended and restated*
3.2          Bylaws of Tanning, as amended and restated *
10.1 Employment Agreement between Tanning and Stephen Mahoney, dated January 15, 2001**
99.1 Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995


* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.
** Incorporated herein by reference from the Company's Annual Report on Form
   10-K filed with the Commission on April 2, 2001.