Form 10-Q
period 2001-06-30
TANNING TECHNOLOGY CORP
filed 2001-08-14
CIK 1086384

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 0-26795

TANNING TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction Incorporation or Organization)	84-1381662 (I.R.S. Employer Identification No.)

4600 South Syracuse Street, Suite 1200
Denver, Colorado 80237
(Address of Principal Executive Offices, Including Zip Code)

(303) 220-9944
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 7, 2001 there were 21,589,927 shares of Common Stock, $.01 par value, outstanding.

TANNING TECHNOLOGY CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,191,969	$82,919,993
Accounts receivable—trade, net	13,792,157	12,767,893
Prepaid expenses and other current assets	3,184,177	6,535,610

Total current assets	84,168,303	102,223,496
Property and equipment, net	6,056,456	5,424,589
Long-term receivables—related parties	210,000	303,349
Deposits and other long-term assets	5,010,848	213,574

Total assets	$95,445,607	$108,165,008

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,534,066	$3,109,131
Accrued compensation	5,449,604	9,485,642
Other current liabilities	1,152,692	1,600,314

Total current liabilities	9,136,362	14,195,087
Other long-term liabilities	1,203,255	1,223,185
Stockholders' equity:
Common stock, $0.01 par value, 70,000,000 shares authorized; 21,756,481 and 21,560,956 shares issued; and 21,609,457 and 21,560,956 shares outstanding at June 30, 2001 and December 31, 2000	217,566	215,610
Additional paid-in capital	96,710,218	96,022,526
Treasury stock, at cost (147,024 shares as of June 30, 2001)	(633,762)	—
Retained deficit	(10,883,310)	(3,304,716)
Accumulated comprehensive loss	(304,722)	(186,684)

Total stockholders' equity	85,105,990	92,746,736

Total liabilities and stockholders' equity	$95,445,607	$108,165,008

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues	$11,419,753	$21,650,091	$24,428,693	$41,227,925
Operating expenses:
Project personnel costs	6,709,141	9,179,188	14,241,042	18,896,934
Selling, marketing and administrative expenses	11,894,808	10,622,964	22,607,079	19,741,435
Restructuring charges	513,570	—	513,570	—
Loss on contract and termination costs	—	5,841,888	—	5,841,888

Total operating expenses	19,117,519	25,644,040	37,361,691	44,480,257

Loss from operations	(7,697,766)	(3,993,949)	(12,932,998)	(3,252,332)
Other income	815,674	950,310	2,240,429	1,914,762

Loss before provision for (benefit from) income taxes	(6,882,092)	(3,043,639)	(10,692,569)	(1,337,570)
Provision for (benefit from) income taxes	(1,703,452)	(471,172)	(3,113,975)	315,842

Net loss	$(5,178,640)	$(2,572,467)	$(7,578,594)	$(1,653,412)

Basic and diluted loss per share	$(0.24)	$(0.12)	$(0.35)	$(0.08)

Basic and diluted weighted average shares outstanding	21,511,511	20,753,566	21,558,654	20,675,753

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2001	2000
Operating activities
Net loss	$(7,578,594)	$(1,653,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,416,816	1,021,733
Deferred income taxes and other operating activities	(3,138,170)	(2,336,462)
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,204,393)	(2,002,000)
Other assets	1,774,769	(155,690)
Accounts payable	(490,011)	512,914
Accrued compensation	(3,848,265)	2,306,801
Other liabilities	(386,541)	1,965,852

Net cash used in operating activities	(13,454,389)	(340,264)
Investing activities
Purchase of property and equipment, net	(2,090,332)	(1,588,101)

Net cash used in investing activities	(2,090,332)	(1,588,101)
Financing activities
Proceeds from exercise of stock options	608,642	880,380
Net proceeds from issuance of common stock	371,855	10,188,381
Purchase of treasury stock	(1,005,479)	—

Net cash provided by (used in) financing activities	(24,982)	11,068,761
Effect of exchange rate on cash	(158,321)	98,421

Net increase (decrease) in cash and cash equivalents	(15,728,024)	9,238,817
Cash and cash equivalents at beginning of period	82,919,993	68,617,336

Cash and cash equivalents at end of period	$67,191,969	$77,856,153

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Tanning Technology Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in our Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2001, or other periods presented, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

(2) EARNINGS PER SHARE

    Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The Company has a net loss for the three and six month periods ended June 30, 2000 and 2001. Therefore, for these periods, the effect of common stock equivalents is excluded from the computation of loss per share since their effect is anti-dilutive. The following table reflects the basic and diluted weighted average shares.

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Weighted-average shares outstanding	21,511,511	20,753,566	21,558,654	20,675,753
Dilutive impact of options outstanding	—	—	—	—

Weighted-average shares and potential dilutive shares outstanding	21,511,511	20,753,566	21,558,654	20,675,753

(3) CAPITAL STOCK

    During the six months ended June 30, 2001, the Company issued 300,701 shares of common stock in conjunction with purchases under its qualified employee stock purchase plan, as well as the exercise of vested stock options.

    During the second quarter of 2001, the Company repurchased 252,200 shares of its common stock for an aggregate cost of $1,005,479. In June 2001, the Company reissued 105,176 of these treasury shares in conjunction with purchases under its qualified employee stock purchase plan.

    In connection with the formation of a strategic relationship, GlobalCenter, Inc. purchased, on February 1, 2000, 229,227 shares of the Company's common stock for an aggregate price of $10,000,028, or $43.625 per share.

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

    Information about the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues from external customers:
North America	$7,698	$16,659	$15,516	$30,537
Denmark	2,713	4,611	6,321	8,339
Other international	1,009	380	2,592	2,352

Total	$11,420	$21,650	$24,429	$41,228

	June 30, 2001	December 31, 2000
Long-lived assets, net:
United States	$4,117	$3,537
Foreign	1,939	1,888

Total	$6,056	$5,425

(6) COMPREHENSIVE INCOME

    Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net income (loss)	$(5,178,640)	$(2,572,467)	$(7,578,594)	$(1,653,412)
Foreign currency translation	6,367	(36,703)	(118,038)	(43,579)

Comprehensive income (loss)	$(5,172,273)	$(2,609,170)	$(7,696,632)	$(1,696,991)

(7) RESTRUCTURING CHARGES

    In June 2001, the Company recorded restructuring charges of $513,570 in conjunction with the realignment of its European staffing profile. The charge primarily consists of severance pay and other costs associated with a workforce reduction of 16 employees in the Company's European operation. All restructuring charges remain unpaid and are included in current liabilities as of June 30, 2001.

(8) LOSS ON CONTRACT AND TERMINATION COSTS

    During the second quarter of 2000, the Company reached an agreement to terminate a fixed-price contract with British Sky Broadcasting Ltd. The aggregate financial impact of this contract and its termination costs during the second quarter of 2000 was a $5.8 million pretax loss, consisting of the following (in thousands):

Write-off of accounts receivable	$3,332
Project personnel costs incurred in the second quarter	2,000
Other related costs	510

Total loss	$5,842

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

OVERVIEW

    We are a global systems integrator and IT solutions provider that architects, builds and deploys scalable and reliable enterprise solutions. Since 1993, Global 1000 companies with complex, high volume transaction processing needs have relied on us to address their integration challenges. With extensive experience in the financial services, insurance, telecommunications, and logistics industries, we offer architecture-led solutions in the areas of Service Level Assurance™, Channel Integration, and Securities Trading and Asset Management.

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

    During the second quarter of 2001, we implemented a plan to realign our European staffing profile. The aggregate financial impact of this plan was a charge of approximately $0.5 million. This charge consists primarily of severance pay associated with a workforce reduction of 16 employees in our European operation.

    Revenue from foreign operations represents revenue for professional services performed for clients outside North America. Revenue from foreign operations has made and is expected to continue to make a significant contribution to our total revenue. Foreign operations represented 36% of revenues in the first six months of 2001, and 26% of revenues for the same period in 2000.

    Historically, a large portion of our revenues has been derived from a limited number of clients. Our top five customers accounted for 69% and 72% of total revenues during the first six months of 2001 and 2000, respectively. To the extent we are unable to mitigate this revenue concentration through new business development, any cancellation, reduction or deferral in work performed for our principal clients will have an adverse effect on us. Many factors can result in a cancellation, reduction or deferral of services requested by our customers, including budget constraints, perceived project progress, perceived project success or value, industry shifts and consolidation, and economic factors. For example, GlobalCenter, Inc., one of our five largest clients during each quarter of 2000, was purchased by Exodus Communications, Inc. in a transaction that closed during January of 2001. As a result, our revenues from GlobalCenter, Inc. were very significantly reduced in the first half of 2001, and we do not expect to derive significant revenue from this source in the foreseeable future. In addition, as part of the process of renegotiating our commercial arrangements with one of our largest clients, we agreed to provide credits against certain invoices and discounts for certain work going forward.

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

    Project personnel costs represent a significant expense and consist primarily of salaries, bonuses and employee benefits for company personnel dedicated to client assignments, and fees paid to subcontractors for work performed on our projects. Subcontractors generally cost us more than our own project personnel; consequently, we usually generate lower gross profit margins by using subcontractors. Our business model has been supported by using subcontracted personnel in billable positions. This model has allowed us the flexibility to rapidly adjust our capacity to fit the changes in demand for billable resources. In recent quarters, with the decline in demand for resources, we have been able to reduce our capacity, as well as our project personnel costs, by reducing our subcontractor population. The number of subcontractors working for us at the end of the second quarter of 2000 was 49, compared to 3 at the end of the second quarter of 2001. Non-billable time incurred by our project personnel resulting from excess resource capacity, start-up time for new hires and training time incurred to upgrade the skills of existing staff adversely affects gross margin, and may continue to cause gross profit margins to decrease. During the second quarter of 2001, we eliminated 11 project personnel positions in our European operation to more closely align needed skill sets with market demand.

    Selling, marketing and administrative expenses consist primarily of salaries, bonuses, commissions and employee benefits for non-project personnel, occupancy costs, staff recruiting costs, travel expenses, depreciation expense, bad debt expense and promotional costs. We expect selling, marketing and administrative expenses to increase as we expand our sales force and business development efforts.

    In anticipation of long-term business growth, we expect to incur costs and expend capital. Our ability to generate revenues fluctuates from quarter to quarter as a result of a number of factors, and we can give no assurances that we will grow, or that our growth will support these costs and expenditures. To the extent revenues are inadequate to support our costs and expenditures, our results of operations and liquidity would be materially and adversely affected.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues	100%	100%	100%	100%
Project personnel costs	59	42	58	46

Gross profit margin	41	58	42	54
Selling, marketing and administrative	104	49	93	48
Restructuring charges	4	—	2	—
Loss on contract and termination costs	—	27	—	14

Income (loss) from operations	(67)	(18)	(53)	(8)
Interest income and other, net	7	4	9	5

Income (loss) before income taxes	(60)	(14)	(44)	(3)
Income tax provision (benefit)	(15)	(2)	(13)	1

Net income (loss)	(45)%	(12)%	(31)%	(4)%

Comparison of three months ended June 30, 2000 and 2001

  Net revenues

    Our revenues decreased $10.3 million, or 47%, to $11.4 million for the second quarter of 2001 from $21.7 million for the second quarter of 2000. The decrease in revenue is primarily attributable to a decline in the number and size of projects being worked on for certain existing clients, as well as difficulty generating revenue from new clients. Revenue in the second quarter of 2001 was also reduced by credits given to certain long-term clients. This decrease in revenue has been partially offset by revenues earned from certain significant clients for whom we did little or no work in the second quarter of 2000. The uncertainty in the economy has reduced IT spending for many of our existing and targeted customers, which has made developing new business, both with existing and potential clients, difficult in recent quarters.

  Project personnel costs

    Our project personnel costs decreased $2.5 million, or 27%, to $6.7 million for the second quarter of 2001 from $9.2 million for the second quarter of 2000. This decrease was primarily due to a decrease in the use of subcontractors during the second quarter of 2001, totaling $2.0 million, as well as an approximate $1.7 million reduction in performance based compensation during the second quarter of 2001, as compared to the second quarter of 2000. These decreases were partially offset by an increase in employee project personnel from 287 at June 30, 2000 to 338 at June 30, 2001. This increase in project personnel was related entirely to lower-cost, off-shore Indian resources. Our gross profit margin decreased from 58% for the second quarter of 2000 to 41% for the same period in 2001. The decrease in gross margin was attributable to decreased utilization during the second quarter of 2001, partially offset by the lower cost of labor associated with our Indian development center.

  Selling, marketing and administrative

    Our selling, marketing and administrative expenses increased $1.3 million, or 12%, to $11.9 million for the second quarter of 2001 from $10.6 million for the second quarter of 2000. These increases in selling, marketing and administrative expenses were primarily due to additional selling and marketing activities undertaken to drive future revenue growth. These increases were partially offset by a reduction in performance based compensation during the second quarter of 2001, as compared to the second quarter of 2000. Our selling, marketing and administrative staff grew from 99 employees at June 30, 2000 to 119 employees at June 30, 2001.

  Restructuring charges

    During the second quarter of 2001, we implemented a plan to realign our European staffing profile to more closely follow the strategic model being employed in North America. The aggregate financial impact of this plan was a charge of approximately $0.5 million. This charge consists primarily of severance pay associated with a workforce reduction in our European operation.

  Other income

    Other income decreased $0.1 million, to $0.8 million for the second quarter of 2001 from $0.9 million for the second quarter of 2000. This decrease was attributable to a decrease in interest income, partially offset by an increase in foreign currency translation gains. The decrease in interest income during the second quarter of 2001 was a result of both a decline in interest rates during the second quarter of 2001, as well as a decrease in cash and equivalents at June 30, 2001 as compared to June 30, 2000. All cash has been invested in short-term, interest bearing, investment grade obligations.

  Provision for (benefit from) income taxes

    Income tax expense (benefit) represents combined federal, state, and foreign taxes. Our income tax benefit was $0.5 million on pre-tax losses of $3.0 million for the second quarter of 2000, as compared to a tax benefit of $1.7 million on pre-tax losses of $6.9 million for the second quarter of 2001. Due to uncertainty surrounding future European profitability, we did not recognize a tax benefit associated with European pre-tax losses of $2.1 million during the second quarter of 2001.

Comparison of six months ended June 30, 2000 and 2001

  Net revenues

    Our revenues decreased $16.8 million, or 41%, to $24.4 million for the first half of 2001 from $41.2 million for the first half of 2000. The decrease in revenue is primarily attributable to a decline in the number and size of projects being worked on for certain existing clients, as well as difficulty generating revenue from new clients. Revenue in the first half of 2001 was also reduced by credits given to certain long-term clients. This decrease in revenue has been partially offset by revenues earned from certain significant clients for whom we did little or no work in the first half of 2000. The uncertainty in the economy has reduced IT spending for many of our existing and targeted customers, which has made developing new business, both with existing and potential clients, difficult in recent quarters.

  Project personnel costs

    Our project personnel costs decreased $4.7 million, or 25%, to $14.2 million for the first half of 2001 from $18.9 million for the first half of 2000. This decrease was primarily due to a decrease in the use of subcontractors during the first half of 2001, totaling $3.6 million, as well as an approximate $2.8 million reduction in performance based compensation during the first half of 2001, as compared to the first half of 2000. These decreases were partially offset by an increase in employee project personnel from 287 at June 30, 2000 to 338 at June 30, 2001. This increase in project personnel was related entirely to lower-cost, off-shore Indian resources. Our gross profit margin decreased from 54% for the first half of 2000 to 42% for the same period in 2001. The decrease in gross margin was attributable to decreased utilization during the first half of 2001, partially offset by the lower cost of labor associated with our Indian development center.

  Selling, marketing and administrative

    Our selling, marketing and administrative expenses increased $2.9 million, or 15%, to $22.6 million for the first half of 2001 from $19.7 million for the first half of 2000. These increases in selling, marketing and administrative expenses were primarily due to additional selling and marketing activities undertaken to drive future revenue growth. These increases were partially offset by a reduction in performance based compensation during the first half of 2001, as compared to the first half of 2000. Our selling, marketing and administrative staff grew from 99 employees at June 30, 2000 to 119 employees at June 30, 2001.

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

  Other income

    Other income increased $0.3 million, to $2.2 million for the first half of 2001 from $1.9 million for the first half of 2000. This increase was attributable to an increase in foreign currency translation gains, partially offset by a decrease in interest income. The decrease in interest income during the first half of 2001 was a result of both a decline in interest rates during the first half of 2001, as well as a decrease in cash and equivalents at June 30, 2001 as compared to June 30, 2000. All cash has been invested in short-term, interest bearing, investment grade obligations.

  Provision for (benefit from) income taxes

    Income tax expense (benefit) represents combined federal, state, and foreign taxes. Our income tax expense was $0.3 million on pre-tax losses of $1.3 million for the first half of 2000, as compared to a tax benefit of $3.1 million on pre-tax losses of $10.7 million for the first half of 2001. Due to uncertainty surrounding future European profitability, we did not recognize a tax benefit associated with European pre-tax losses of $2.5 million during the first half of 2001.

Liquidity and Capital Resources

    Historically, we have funded operations and investments in property and equipment primarily through cash generated from operations, the sale of common stock and, to a lesser extent, borrowings. All outstanding debt was paid off during 1999. We had no outstanding debt as of June 30, 2001.

    On February 1, 2000, GlobalCenter,Inc. purchased 229,227 shares of our common stock in a private offering. Proceeds to our company from this transaction were $10.0 million. The net proceeds from our offerings have been invested in short-term, interest bearing, investment grade obligations. Based on our current business plan, we believe that the cash provided from operations, cash on hand, and the proceeds from our public and private offerings will be sufficient to meet our cash requirements for the next twelve months.

    Cash and cash equivalents decreased to $67.2 million at June 30, 2001 from $82.9 million at December 31, 2000. The decrease was primarily due to a $13.5 million net decrease in cash from operating activities, as well as a $2.1 million investment in property and equipment. We currently have no material commitments for capital expenditures.

    In conjunction with a stock repurchase program approved by our board of directors, we purchased 252,200 shares of our stock, for an aggregate price of approximately $1.0 million, during the second quarter of 2001. We may continue to purchase shares under this program.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

    We provide our services to customers primarily in the United States, Canada the United Kingdom and Denmark. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. Sales by Tanning Technology Europe Limited, a United Kingdom subsidiary, are currently made in U.S. dollars or its functional currency of pounds sterling. To the extent Tanning Technology Europe has monetary assets and liabilities denominated in any currency other than pounds sterling, any significant variation in exchange rate between the pound sterling and these other currencies could have a material effect on our operating results. To the extent that we bill clients in a currency other than their local currency, exchange rate fluctuations that strengthen the currency in which we bill relative to their local currency could make our services less competitive to such clients. Historically, we have not experienced material fluctuations in our results due to foreign currency exchange rate changes

    The net proceeds from the sale of common stock have been invested in short-term, interest bearing, investment grade obligations. As such, our interest income could be affected by fluctuations in prevailing interest rates.

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

Item 3. Defaults Upon Senior Securities

    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5. Other Information

    Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

3.1	Certificate of Incorporation of Tanning, as amended and restated *
3.2	Bylaws of Tanning, as amended and restated *
10.1	Employment Agreement between Tanning and Mark Teflian, dated June 19, 2001
10.2	Tanning 1997 Stock Option Plan, as amended and restated
10.3	Tanning 1998 Stock Option Plan, as amended and restated
99.1	Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

*
Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.

(b)
Reports on Form 8-K.

    We did not file any Reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANNING TECHNOLOGY CORPORATION
Date: August 09, 2001	By:	/s/ LARRY G. TANNING Name: Larry G. Tanning Title: President, Chief Executive Officer and Director
Date: August 09, 2001	By:	/s/ HENRY F. SKELSEY Name: Henry F. Skelsey Title: Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

TANNING TECHNOLOGY CORPORATION

Exhibit Index to Quarterly Report
On Form 10-Q for the Quarterly Period
Ended June 30, 2001

Exhibit	Description
3.1	Certificate of Incorporation of Tanning, as amended and restated *
3.2	Bylaws of Tanning, as amended and restated *
10.1	Employment Agreement between Tanning and Mark Teflian, dated June 19, 2001
10.2	Tanning 1997 Stock Option Plan, as amended and restated
10.3	Tanning 1998 Stock Option Plan, as amended and restated
99.1	Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

*
Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.

QuickLinks

TANNING TECHNOLOGY CORPORATION TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
TANNING TECHNOLOGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
TANNING TECHNOLOGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
TANNING TECHNOLOGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TANNING TECHNOLOGY CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  OVERVIEW
  RESULTS OF OPERATIONS
  Liquidity and Capital Resources
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
TANNING TECHNOLOGY CORPORATION Exhibit Index to Quarterly Report On Form 10-Q for the Quarterly Period Ended June 30, 2001