Form 10-Q
period 2001-09-30
TANNING TECHNOLOGY CORP
filed 2001-11-07
CIK 1086384

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 0-26795

TANNING TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	84-1381662
(State or Other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

4600 South Syracuse Street, Suite 1200
Denver, Colorado 80237
(Address of Principal Executive Offices, Including Zip Code)

(303) 220-9944
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 6, 2001 there were 21,537,082 shares of Common Stock, $.01 par value, outstanding.

TANNING TECHNOLOGY CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANNING TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,065,267	$82,919,993
Accounts receivable—trade, net	13,982,705	12,767,893
Prepaid expenses and other current assets	3,769,942	6,535,610

Total current assets	79,817,914	102,223,496
Property and equipment, net	5,916,126	5,424,589
Long-term receivables—related parties	210,000	303,349
Deferred taxes and other long-term assets	6,245,443	213,574

Total assets	$92,189,483	$108,165,008

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,653,164	$3,109,131
Accrued compensation	5,358,885	9,485,642
Other current liabilities	2,256,880	1,600,314

Total current liabilities	9,268,929	14,195,087
Other long-term liabilities	1,167,253	1,223,185
Stockholders' equity:
Common stock, $0.01 par value, 70,000,000 shares authorized; 21,779,406 and 21,560,956 shares issued; and 21,543,582 and 21,560,956 shares outstanding at September 30, 2001 and December 31, 2000	217,795	215,610
Additional paid-in capital	97,517,185	96,022,526
Treasury stock, at cost (235,824 shares as of September 30, 2001)	(1,001,619)	—
Stock subscription receivable	(724,831)
Retained deficit	(13,919,730)	(3,304,716)
Accumulated comprehensive loss	(335,499)	(186,684)

Total stockholders' equity	81,753,301	92,746,736

Total liabilities and stockholders' equity	$92,189,483	$108,165,008

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues	$12,716,735	$24,736,440	$37,145,428	$65,964,365
Operating expenses:
Project personnel costs	6,572,689	11,344,084	20,813,731	30,241,018
Selling, marketing and administrative expenses	9,867,389	11,296,879	32,474,468	31,038,314
Restructuring charges	1,041,438	—	1,555,008	—
Loss on contract and termination costs	—	—	—	5,841,888

Total operating expenses	17,481,516	22,640,963	54,843,207	67,121,220

Income (loss) from operations	(4,764,781)	2,095,477	(17,697,779)	(1,156,855)
Other income	498,605	1,016,205	2,739,034	2,930,967

Income (loss) before provision for (benefit from) income taxes	(4,266,176)	3,111,682	(14,958,745)	1,774,112
Provision for (benefit from) income taxes	(1,229,756)	1,241,293	(4,343,731)	1,557,135

Net income (loss)	$(3,036,420)	$1,870,389	$(10,615,014)	$216,977

Basic earnings (loss) per share	$(0.14)	$0.09	$(0.49)	$.01

Basic weighted average shares outstanding	21,590,335	21,080,681	21,569,330	20,811,715

Diluted earnings (loss) per share	$(0.14)	$0.08	$(0.49)	$.01

Basic weighted average shares outstanding	21,590,335	23,897,468	21,569,330	24,208,645

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2001	2000
Operating activities
Net income (loss)	$(10,615,014)	$216,977
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,108,973	1,643,882
Deferred income taxes and other operating activities	(4,432,270)	(2,271,982)
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,278,646)	(4,250,724)
Other assets	1,210,863	1,005,437
Accounts payable	(1,423,234)	400,568
Accrued compensation	(4,054,326)	2,380,890
Other liabilities	695,456	1,119,492

Net cash provided by (used in) operating activities	(17,788,198)	244,540
Investing activities
Purchase of property and equipment, net	(2,554,101)	(2,192,092)

Net cash used in investing activities	(2,554,101)	(2,192,092)
Financing activities
Proceeds from exercise of stock options	681,149	1,848,320
Net proceeds from issuance of common stock	371,855	10,188,381
Purchase of treasury stock	(1,373,336)	—

Net cash provided by (used in) financing activities	(320,332)	12,036,701
Effect of exchange rate on cash	(192,095)	102,723

Net increase (decrease) in cash and cash equivalents	(20,854,726)	10,191,872
Cash and cash equivalents at beginning of period	82,919,993	68,617,336

Cash and cash equivalents at end of period	$62,065,267	$78,809,208

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Tanning Technology Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in our Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2001, or other periods presented, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

(2) EARNINGS PER SHARE

    Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The Company has a net loss for the three and nine month periods ended September 30, 2001. Therefore, potentially dilutive securities totaling 10,281,706 as of September 30, 2001, have been excluded from the computation of loss per share since their effect is anti-dilutive. Under the treasury stock method, if the Company were not in a net loss position, the dilutive impact of these securities would have been 338,707 shares and 591,584 shares, for the three and nine months ended September 30, 2001, respectively. The following table reflects the basic and diluted weighted average shares.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Weighted-average shares outstanding	21,590,335	21,080,681	21,569,330	20,811,715
Dilutive impact of options outstanding	—	2,816,787	—	3,396,930

Weighted-average shares and potential dilutive shares outstanding	21,590,335	23,897,468	21,569,330	24,208,645

(3) CAPITAL STOCK

    During the nine months ended September 30, 2001, the Company issued 323,626 shares of common stock in conjunction with purchases under its qualified employee stock purchase plan, as well as the exercise of vested stock options.

    During the nine months ended September 30, 2001 the company repurchased a total of 341,000 shares of its common stock for an aggregate price of $1,373,336. In June 2001, the Company reissued 105,176 of these treasury shares in conjunction with purchases under its qualified employee stock purchase plan.

    In connection with the formation of a strategic relationship, GlobalCenter, Inc. purchased, on February 1, 2000, 229,227 shares of the Company's common stock at a per share price of $43.625, for an aggregate purchase price of $10,000,028.

    During the third quarter of 2001, the Company entered into a stock subscription agreement with a key executive who commenced employment on November 1, 2001. This agreement provides that the executive must purchase, on various dates from November 2001 to November 2002, a total of 176,788 shares of the Company's common stock at a per share price of $4.10, for an aggregate purchase price of $724,831. This obligation to purchase common stock is not contingent upon future employment of the key executive.

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

    Information about the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues from external customers:
North America	$9,627	$18,602	$25,142	$49,139
Denmark	2,232	4,532	8,553	12,871
Other international	858	1,602	3,450	3,954

Total	$12,717	$24,736	$37,145	$65,964

	September 30, 2001	December 31, 2000
Long-lived assets, net:
United States	$4,217	$3,537
Foreign	1,699	1,888

Total	$5,916	$5,425

(6) COMPREHENSIVE INCOME

    Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(3,036,420)	$1,870,389	$(10,615,014)	$216,977
Foreign currency translation	(30,777)	(236,698)	(148,815)	(280,277)

Comprehensive income (loss)	$(3,067,197)	$1,633,691	$(10,763,829)	$(63,300)

(7) RESTRUCTURING CHARGES

    In June 2001, the Company recorded restructuring charges of $513,570 in conjunction with the realignment of its European staffing profile. The charge primarily consists of severance pay and other costs associated with a workforce reduction of 16 employees, of which 11 were billable consultants, in the Company's European operation.

    During September 2001, the Company recorded an additional charge of $1,204,822 in conjunction with the restructuring of its North American operations. The charge consists of approximately $560,000 in severance pay and other costs associated with a workforce reduction of 37 employees, of which 30 were billable consultants, in the Company's North American operation. The remainder of the restructuring charges relate to lease termination and other costs associated with office closures.

    Also, during the third quarter of 2001, the Company reversed $163,384 in restructuring charges related to the second quarter of 2001.

    Approximately $906,000 in restructuring charges remain unpaid and are included in current liabilities as of September 30, 2001.

    Restructuring charges, reversals and payments as of September 30, 2001 are as follows (in thousands):

	Original Charge	Restructure Reversal	Total Charge	Cash Expenditures	Unpaid Balance
Workforce reduction costs	$1,138	$(163)	$975	$(649)	$326
Lease terminations	580	—	580	—	580

Total restructuring costs	$1,718	$(163)	$1,555	$(649)	$906

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

(9) SUBSEQUENT EVENT

    On October 24, 2001, the Company announced a proposal to close its European facilities. The Company is currently engaging in a legally mandated employee consultation period regarding the closure proposal. If adopted, the proposal will result in a workforce reduction of approximately 70 employees, and an estimated restructuring charge, to be taken during the fourth quarter of 2001, of $3.5 to $4.0 million.

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

OVERVIEW

    We are a global systems integrator and IT solutions provider that architects, builds and deploys scalable and reliable enterprise solutions. Since 1993, Global 1000 companies with complex, high volume transaction processing needs have relied on us to address their IT solution and integration challenges. With extensive experience in the financial services, insurance, telecommunications, and logistics industries, we offer architecture-led solutions in the areas of Service Level Assurance™, Channel Integration, and Securities Trading and Asset Management.

    Our revenue is comprised of fees generated for professional services. We generally provide services to clients on a time and materials or a fixed-fee basis. Under time and materials contracts, we recognize revenue as services are provided. Under fixed-fee contracts, we recognize revenue on a percentage of completion basis.  We are generally reimbursed for reasonable expenses under our contracts.

    During the third quarter of 2001, we executed cost control measures in our North American operation, resulting in a workforce reduction of 37 employees, as well as certain office closures. The aggregate financial impact of these measures was a charge of approximately $1.0 million, primarily consisting of severance pay and lease termination costs.

    Revenue from foreign operations represents revenue for professional services performed for clients outside North America.  Foreign operations represented 32% of revenues in the first nine months of 2001, and 26% of revenues for the same period in 2000.

    On October 23, 2001, we announced the proposed closure of our European facilities. We are currently engaging in a legally mandated employee consultation period regarding the closure proposal. If adopted after a mandatory 30-day employee consultation period, this proposal will result in a workforce reduction of approximately 70 employees, and a restructuring charge, to be taken in the fourth quarter of 2001, of $3.5 to $4.0 million. If adopted, we would expect go-forward quarterly savings from this proposal to be approximately $3.5 million. We will continue to serve international clients from our North American and Indian facilities.

    Historically, a large portion of our revenues has been derived from a limited number of clients. Our top five customers accounted for 67% and 69% of total revenues during the first nine months of 2001 and 2000, respectively. To the extent we are unable to mitigate this revenue concentration through new business development, any cancellation, reduction or deferral in work performed for our principal clients will have an adverse effect on us. Many factors can result in a cancellation, reduction or deferral of services requested by our customers, including budget constraints, perceived project progress, perceived project success or value, industry shifts and consolidation, and economic factors. For example, GlobalCenter, Inc., one of our five largest clients during each quarter of 2000, was purchased by Exodus Communications, Inc. in a transaction that closed during January of 2001. As a result, our revenues from GlobalCenter, Inc. were very significantly reduced in the first nine months of 2001, and we do not expect to derive significant revenue from this source in the foreseeable future. In addition, as part of the process of renegotiating our commercial arrangements with one of our largest clients, we agreed to provide credits against certain invoices and discounts for certain work going forward.

    Further, the demand for the services that we provide is sensitive to a variety of factors, including industry trends and economic conditions. Economic downturns or industry-specific shifts in demand have caused and could continue to cause existing and/or potential clients to reduce or eliminate their investment in the types of services we provide, and make it more difficult to replace any principal clients of ours that have reduced their level of investment in our services.

    In addition, the adverse impact of the September 11, 2001 terrorist attacks could cause existing and prospective customers to significantly reduce or eliminate their information technology services spending. In particular, we have seen significant reductions in short-term spending among our clients in the transportation and logistics industries, which will materially negatively affect our revenue expectations over the next few quarters.

    Project personnel costs represent a significant expense and consist primarily of salaries, bonuses and employee benefits for company personnel dedicated to client assignments, and fees paid to subcontractors for work performed on our projects. Subcontractors generally cost us more than our own project personnel; consequently, we usually generate lower gross profit margins by using subcontractors. Our business model has been supported by using subcontracted personnel in billable positions. This model has allowed us the flexibility to rapidly adjust our capacity to fit the changes in demand for billable resources. In recent quarters, with the decline in demand for resources, we have been able to reduce our capacity, as well as our project personnel costs, by reducing our subcontractor population. The number of subcontractors working for us at the end of the third quarter of 2000 was 33, compared to 9 at the end of the third quarter of 2001. Non-billable time incurred by our project personnel resulting from excess resource capacity, start-up time for new hires and training time incurred to upgrade the skills of existing staff adversely affects gross margin, and may continue to cause gross profit margins to decrease. During the third quarter of 2001, we eliminated 30 project personnel positions in our North American operation, to more closely align needed skill sets with market demand. We recently proposed the closure of our European facilities. If adopted, this proposal will result in the elimination of approximately 50 European project personnel positions during the fourth quarter of 2001.

    Selling, marketing and administrative expenses consist primarily of salaries, bonuses, commissions and employee benefits for non-project personnel, occupancy costs, staff recruiting costs, travel expenses, depreciation expense, bad debt expense and promotional costs. During the third quarter of 2001, we eliminated 7 selling, marketing and administrative positions in our North American operation. We recently proposed the closure of our European facilities. If adopted, this proposal will result in the elimination of approximately 20 European selling, marketing and administrative positions during the fourth quarter of 2001.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues of certain items included in our consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues	100%	100%	100%	100%
Project personnel costs	52	46	56	46

Gross profit margin	48	54	44	54
Selling, marketing and administrative	78	46	87	47
Restructuring charges	8	—	4	—
Loss on contract and termination costs	—	—	—	9

Income (loss) from operations	(38)	8	(47)	(2)
Interest income and other, net	4	4	7	4

Income (loss) before income taxes	(34)	12	(40)	2
Income tax provision (benefit)	(10)	5	(12)	2

Net income (loss)	(24)%	7%	(28)%	0%

Comparison of three months ended September 30, 2000 and 2001

  Net revenues

    Our revenues decreased $12.0 million, or 49%, to $12.7 million for the third quarter of 2001 from $24.7 million for the third quarter of 2000. The decrease in revenue is primarily attributable to a decline in the number and size of projects being worked on for certain existing clients, the conclusion of our relationship with certain clients, as well as difficulty generating revenue from new clients. Revenue in the third quarter of 2001 was also reduced by credits given to certain long-term clients. This decrease in revenue has been partially offset by revenues earned from certain significant clients for whom we did little or no work in the third quarter of 2000. The uncertainty in the economy has reduced IT spending for many of our existing and targeted customers, which has made developing new business, both with existing and potential clients, difficult in recent quarters.

  Project personnel costs

    Our project personnel costs decreased $4.7 million, or 42%, to $6.6 million for the third quarter of 2001 from $11.3 million for the third quarter of 2000. This decrease was primarily due to a decrease of $1.1 million attributed to the reduction in the number of subcontractors used during the third quarter of 2001, as well as an approximate $1.8 million reduction in performance based compensation during the third quarter of 2001, as compared to the third quarter of 2000. Employee project personnel decreased from 312 at September 30, 2000 to 306 at September 30, 2001. This decrease in project personnel was the net result of increasing our lower-cost, off-shore Indian personnel by 52, and decreasing our combined North American and European technical population by 58. Our gross profit margin decreased from 54% for the third quarter of 2000 to 48% for the same period in 2001. The decrease in gross margin was attributable to decreased utilization during the third quarter of 2001, partially offset by the lower cost of labor associated with our Indian development center.

  Selling, marketing and administrative

    Our selling, marketing and administrative expenses decreased $1.4 million, or 12%, to $9.9 million for the third quarter of 2001 from $11.3 million for the third quarter of 2000. These decreases in selling, marketing and administrative expenses were primarily attributable to decreases in recruiting expenses of approximately $0.4 million, performance based compensation of approximately $0.5 million, and bad debt expense of approximately $0.4 million during the third quarter of 2001, as compared to the third quarter of 2000. Our selling, marketing and administrative staff grew from 107 employees at September 30, 2000 to 115 employees at September 30, 2001.

  Restructuring charges

    During the third quarter of 2001, we implemented a plan to accelerate cost savings in North America. The aggregate financial impact of this plan was a charge of approximately $1.0 million. This charge consists primarily of severance pay associated with a workforce reduction in our North American operation and lease termination costs associated with office closures.

  Other income

    Other income decreased $0.5 million, to $0.5 million for the third quarter of 2001 from $1.0 million for the third quarter of 2000. This decrease was attributable to a decrease in interest income, as well as foreign currency translation gains, partially offset by a reserve taken during the third quarter of 2000 against an equity investment made during 1998. The decrease in interest income was a result of both a decline in interest rates during the third quarter of 2001, as well as a decrease in cash and equivalents at September 30, 2001 as compared to September 30, 2000. All cash has been invested in short-term, interest bearing, investment grade obligations.

  Provision for (benefit from) income taxes

    Income tax expense (benefit) represents combined federal, state, and foreign taxes. Our income tax expense was $1.2 million on pre-tax income of $3.1 million for the third quarter of 2000, as compared to a tax benefit of $1.2 million on pre-tax losses of $4.3 million for the third quarter of 2001. Our ability to realize tax benefits is contingent upon our ability to generate taxable income in the future. Due to uncertainty surrounding future European profitability, we did not recognize a tax benefit associated with European pre-tax losses of $0.7 million during the third quarter of 2001. If we continue to sustain pre-tax losses in the United States, there is uncertainty regarding our ability to recognize a tax benefit associated with these future pre-tax domestic losses.

Comparison of nine months ended September 30, 2000 and 2001

  Net revenues

    Our revenues decreased $28.8 million, or 44%, to $37.2 million for the first nine months of 2001 from $66.0 million for the first nine months of 2000. The decrease in revenue is primarily attributable to a decline in the number and size of projects being worked on for certain existing clients, the conclusion of our relationship with certain clients, as well as difficulty generating revenue from new clients. Revenue in the first nine months of 2001 was also reduced by credits given to certain long-term clients. This decrease in revenue has been partially offset by revenues earned from certain significant clients for whom we did little or no work in the first nine months of 2000. The uncertainty in the economy has reduced IT spending for many of our existing and targeted customers, which has made developing new business, both with existing and potential clients, difficult in recent quarters.

  Project personnel costs

    Our project personnel costs decreased $9.4 million, or 31%, to $20.8 million for the first nine months of 2001 from $30.2 million for the first nine months of 2000. This decrease was primarily due to a decrease of $4.7 million attributed to the reduction in the number of subcontractors used during the first nine months of 2001, totaling $4.7 million, as well as an approximate $4.6 million reduction in performance based compensation during the first nine of 2001, as compared to the first nine months of 2000. Employee project personnel decreased from 312 at September 30, 2000 to 306 at September 30, 2001. This decrease in project personnel was the net result of increasing our lower-cost, off-shore Indian personnel by 52, and decreasing our combined North American and European technical population by 58. Our gross profit margin decreased from 54% for the first nine months of 2000 to 44% for the same period in 2001. The decrease in gross margin was attributable to decreased utilization during the first nine months of 2001, partially offset by the lower cost of labor associated with our Indian development center.

  Selling, marketing and administrative

    Our selling, marketing and administrative expenses increased $1.4 million, or 5%, to $32.4 million for the first nine months of 2001 from $31.0 million for the first nine months of 2000. These increases in selling, marketing and administrative expenses were primarily due to additional selling and marketing activities undertaken to drive future revenue growth. These increases were partially offset by a reduction in performance based compensation during the first nine months of 2001, as compared to the first nine months of 2000. Our selling, marketing and administrative staff grew from 107 employees at September 30, 2000 to 115 employees at September 30, 2001.

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

    During the third quarter of 2001, we implemented a plan to accelerate cost savings in North America. The aggregate financial impact of this plan was a charge of approximately $1.0 million. This charge consists primarily of severance pay associated with a workforce reduction in our North American operation and lease termination costs associated with office closures.

  Loss on contract and termination costs

    During the first nine months of 2000, we reached an agreement to terminate a fixed-price contract with British Sky Broadcasting Ltd. The aggregate financial impact of this contract and its termination costs during the first half of 2000 was a $5.8 million loss. This loss consists of a write off of accounts receivable of $3.3 million, $2.0 million in project personnel costs, and $0.5 million in other related costs.

  Other income

    Other income decreased $0.2 million, to $2.7 million for the first nine months of 2001 from $2.9 million for the first nine months of 2000. This decrease was attributable to a decrease in interest income, partially offset by a reserve taken during the third quarter of 2000 against an equity investment made during 1998. The decrease in interest income during the first nine months of 2001 was a result of both a decline in interest rates during the first nine months of 2001, as well as a decrease in cash and equivalents at September 30, 2001 as compared to September 30, 2000. All cash has been invested in short-term, interest bearing, investment grade obligations.

  Provision for (benefit from) income taxes

    Income tax expense (benefit) represents combined federal, state, and foreign taxes. Our income tax expense was $1.6 million on pre-tax income of $1.8 million for the first nine months of 2000, as compared to a tax benefit of $4.3 million on pre-tax losses of $15.0 million for the first nine months of 2001. Our ability to realize tax benefits is contingent upon our ability to generate taxable income in the future. Due to uncertainty surrounding future European profitability, we did not recognize a tax benefit associated with European pre-tax losses of $3.2 million during the first nine months of 2001. If we continue to sustain pre-tax losses in the United States, there is uncertainty regarding our ability to recognize a tax benefit associated with these future pre-tax domestic losses.

  Liquidity and Capital Resources

    Historically, we have funded operations and investments in property and equipment primarily through cash generated from operations, the sale of common stock and, to a lesser extent, borrowings. All outstanding debt was paid off during 1999. We had no outstanding debt as of September 30, 2001.

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

    Cash and cash equivalents decreased to $62.1 million at September 30, 2001 from $82.9 million at December 31, 2000. The decrease was primarily due to a $17.8 million net decrease in cash from operating activities, a $2.6 million investment in property and equipment, and treasury stock purchases for an aggregate price of $1.4 million. These decreases were partially offset by proceeds from purchases under our qualified employee stock purchase plan, and the exercise of stock options, totaling approximately $1.1 million. We currently have no material commitments for capital expenditures.

    In conjunction with a stock repurchase program approved by our board of directors, we purchased 341,000 shares of our stock, for an aggregate price of approximately $1.4 million, during the first nine months of 2001. We may continue to purchase shares under this program.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

    We provide our services to customers primarily in the United States, Canada, the United Kingdom and Denmark. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. Sales by Tanning Technology Europe Limited, a United Kingdom subsidiary, are currently made in U.S. dollars or its functional currency of pounds sterling. To the extent Tanning Technology Europe has monetary assets and liabilities denominated in any currency other than pounds sterling, any significant variation in exchange rate between the pound sterling and these other currencies could have a material effect on our operating results. To the extent that we bill clients in a currency other than their local currency, exchange rate fluctuations that strengthen the currency in which we bill relative to their local currency could make our services less competitive to such clients. Historically, we have not experienced material fluctuations in our results due to foreign currency exchange rate changes

    The net proceeds from the sale of common stock have been invested in short-term, interest bearing, investment grade obligations. As such, our interest income could be affected by fluctuations in prevailing interest rates.

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

    On September 14, 2001 Gregory A. Conley agreed to purchase 176,788 shares of our common stock at a per share purchase price of $4.10, for an aggregate consideration of $724,830.80. The shares will be paid for and delivered in five installments over the period from November 2001 to November 2002. All such issuances are made in reliance upon Rule 505 of Regulation D of the Securities Act of 1933, and without general solicitation or advertising. Proceeds will be invested in short-term, interest bearing, investment grade obligations.

Item 3. Defaults Upon Senior Securities

    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5. Other Information

    Not applicable

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

3.1	Certificate of Incorporation of Tanning, as amended and restated*
3.2	Bylaws of Tanning, as amended and restated*
10.1	Employment Agreement between Tanning and Gregory A. Conley, dated September 14, 2001
10.2	Subscription Agreement between Tanning and Gregory A. Conley, dated September 14, 2001
99.1	Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

*
Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22,

    (b) Reports on Form 8-K.

    We did not file any Reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANNING TECHNOLOGY CORPORATION

Date: November 6, 2001	By: /s/ Larry G. Tanning
Name: Larry G. Tanning
Title: Chief Executive Officer and Director
Date: November 6, 2001	By: /s/ Henry F. Skelsey
Name: Henry F. Skelsey
Title: Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

TANNING TECHNOLOGY CORPORATION

Exhibit Index to Quarterly Report
On Form 10-Q for the Quarterly Period
Ended September 30, 2001

Exhibit	Description
3.1	Certificate of Incorporation of Tanning, as amended and restated*
3.2	Bylaws of Tanning, as amended and restated*
10.1	Employment Agreement between Tanning and Gregory A. Conley, dated September 14, 2001
10.2	Subscription Agreement between Tanning and Gregory A. Conley, dated September 14, 2001
99.1	Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

*
Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22,

QuickLinks

TANNING TECHNOLOGY CORPORATION TABLE OF CONTENTS
TANNING TECHNOLOGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
TANNING TECHNOLOGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
TANNING TECHNOLOGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TANNING TECHNOLOGY CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
TANNING TECHNOLOGY CORPORATION
TANNING TECHNOLOGY CORPORATION Exhibit Index to Quarterly Report On Form 10-Q for the Quarterly Period Ended September 30, 2001