Form 10-K405
period 2001-12-31
TANNING TECHNOLOGY CORP
filed 2002-02-25
CIK 1086384

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

COMMISSION FILE NUMBER: 0-26795

TANNING TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1381662
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
4600 South Syracuse Street, Suite 1200 Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 220-9944

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        As of February 15, 2002, the aggregate market value of common stock held by non-affiliates of the Registrant approximated $18 million based upon the closing price of the common stock as reported on the Nasdaq National Market as of the close of business on that date.

        As of February 15, 2002, there were 21,203,829 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be filed in connection with the Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference in Part III herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

        Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are subject to the "safe harbor" created by those sections. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Item 1 "Business—Risks Related to Our Business". We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

        Tanning Technology Corporation is an information technology services provider that develops and deploys IT systems that reduce cost, improve performance and drive competitive advantage for leading companies worldwide. We focus on mission-critical business systems that are engineered to integrate, perform and scale, reliably and predictably. Our years of experience in pushing system performance limits has resulted in a unique family of Powering Performance™ solutions and methodologies that are at the core of everything we do.

        The systems we build bridge the gap between the promise of packaged applications and components and the enormous challenges of real-world business environments, which include:

  •
  Unique and complex business processes and rules;
  •
  Disparate interfaces and data sources;
  •
  Multiple generations of technology; and
  •
  Diverse collections of hardware and software.

        Our experience has shown that even the promised benefits of large-scale, third-party, enterprise-wide applications are not achieved without extensive customization. Moreover, complex integration, performance, scalability and reliability challenges abound. By providing focused solutions targeted at optimum performance from the earliest conceptual stages of a business/technology initiative through system building and operations, our Powering Performance solutions provide end-to-end service level assurance and predictable development and deployment. This reduces cost, mitigates risk, improves business and technical performance and drives competitive advantage for our customers.

        In addition to offering specialized Powering Performance solutions that optimize and assure the performance of a wide range of complex and mission-critical business applications, we also offer focused solutions and expertise in the areas of Straight Through Processing for financial services, Financial Portals, Enterprise Customer Profile, and Order Management. Our offerings are targeted, and our domain expertise is focused, on industries in which mission-critical high-performance IT systems provide a competitive advantage, including financial services, logistics, travel and transportation, insurance, healthcare and telecommunications.

        Our current and former customers are among the world's largest and most sophisticated providers and users of IT and include: Ameritech, Ameritrade, Blockbuster, British Telecom, CIBC, E*TRADE, eBay, FedEx, Ford Motor Company, The Hartford, Honda Finance, ING Barings, Qwest/USWest, Maersk Sealand, MCI WorldCom, Royal Bank of Scotland, R.R. Donnelley Financial, Standard Chartered Bank, Sun Microsystems, United Airlines and Union Pacific Railroad.

        Our mission is to provide unmatched value to the world's leading companies, building and perfecting systems that reduce cost, mitigate risk, improve performance and drive competitive advantage.

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

  Performance Focused

        Our performance-based solution family exploits our specialized core information technology skills and experience, and covers and optimizes the entire IT system lifecycle, from business concept to operations. Components of our Powering Performance solution family address mission-critical needs in areas such as technology and business integration; performance testing and optimization; and capacity management, trend analysis and business metrics measurement and optimization. Applicable to a wide range of information technology initiatives, our Powering Performance solution family and methodologies provide our customers the benefits of reduced cost, controlled risk, and improved technical and business performance for systems at the core of their businesses.

        Central to our Powering Performance family of solutions is our Proof of Integration™ offering. Our Proof of Integration solution provides "forward integration" capability that allows proposed customer-specific environments to be emulated, analyzed and modified while they are being architected—prior to development. The solution encompasses:

  •
  Architecture services, using reference business models and architectural templates and best practices to ensure that application components and infrastructure components are architected with a focus on their operational and performance characteristics. Key characteristics include scalability, availability, response time, system load throughput, and flexibility.
  •
  Performance Services, using both proprietary and "best-in-class' third-party provider products to build and test the proposed environment, allowing emulation of extremely high workloads driven across large distributed environments. Specialized buffering techniques, message concentration agents, and highly optimized test profiles help identify and evaluate potential hot spots and enable performance analysis and improvement.
  •
  Integration Services, including designing, developing, and testing software agents and data to emulate a realistic production workload and external system interfaces. Test suites are identified and designed to represent expected business transactions and external system loads.

By using the Proof of Integration solution, educated integration decisions can be made which are based on data, fact, and real-world insight—in place of guesswork and conjecture—and alignment of business and IT can be assured.

        Our Proof of Integration offering is supplemented by our Performance Test Engineering™ offering, to identify and eliminate performance bottlenecks, and Performance Operations Engineering™ offering, to manage capacity and service levels of deployed systems. Our Powering Performance solution family and methodology is fully incorporated into the vertically focused business solutions we offer, including Straight Through Processing for financial services, Financial Portals, Enterprise Customer Profile, and Order Management.

  Business Solution Driven

        We focus on delivering solutions to our clients' business challenges, not simply on technology. Our offerings provide value to our clients by optimizing core business processes, centered on order management and fulfillment and customer interactions. We enable our clients to harness existing and emerging technologies, rapidly and reliably integrating complex business and technology infrastructures into systems that reduce cost, mitigate risk, and improve the technical and business performance of these core processes. In the industries on which we focus, these business processes are core to our clients' overall performance and competitive posture, and our solutions enable meaningful competitive advantage.

        Our offerings are replicable business solutions, not merely information technology competencies. Because they place the business value proposition at the forefront, and rely on repeatable processes and assets, our solution focus provides us the benefits of easier and more profitable sale and delivery.

Cost and risk of delivery is reduced, and opportunities for premium pricing and higher margins are available.

  Experienced and Talented Staff

        Today's complex, data-intensive business solutions require broad, as well as deep, technology skills to successfully tackle the technological challenges and integration complexities typically encountered. We staff our projects based on our philosophy that there is no substitute for experience, in contrast to the common approach of relying on primarily inexperienced staff and building a heavily "leveraged" staffing model that depends on methodology rather than experience to guide the judgments and activities of project teams. Our information technology professionals have an average of more than 15 years of industry experience. Our breadth of skills comes from the experience our staff has with four generations of technology—mainframe and parallel processing environments, minicomputers, client/server architectures and web technology architectures. Our depth of skills began with our early work in benchmarking large applications and databases that required multi-tier software architecture, in which the key layers of an application system are separated and optimized independently to improve performance, scalability and reliability.

        The technology skills of our staff are recognized in the industry. Forrester Research acknowledged this in its June 2000 eIntegrator Report, with Tanning receiving the highest score in the critical technology category of the 152 eIntegrators researched, ahead of such well-regarded competitors as Accenture, Sapient, and EDS. Our IT professionals have deep business domain knowledge, and premier skills in the critical areas of performance engineering, architecture, and complex integration. It is part of our culture to learn, adapt, and successfully integrate new technologies as they are developed.

  Industry Expertise

        During our eight-year history, we have successfully delivered large-scale core business systems in many industry categories, including financial services, logistics, travel and transportation, insurance, healthcare and telecommunications. From this broad experience, we have attained highly differentiated vertical market domain expertise. Our focused solutions and expertise in the areas of Straight Through Processing for financial services, Financial Portals, Enterprise Customer Profile applications and Order Management are the product of years of experience and insight into the challenges of industry domains in which mission-critical high-performance information technology systems provide a competitive advantage:

  •
  Straight Through Processing addresses the need for financial services companies to progressively migrate to operational environments that eliminate manual intervention in transaction processing, in order to improve system efficiency, reliability and flexibility, and to support industry mandates of shortened transaction settlement periods.

  •
  Financial Portal Maturity Model moves a financial services provider's web portal (a web site that offers more than one product or service) from basic to advanced functionality and customer value levels. Our solution assists our clients in normalizing the multiple and disparate systems addressed by their portal, enabling transparent access of data and services across systems, creating a seamless user interface, and facilitating enterprise customer intelligence to support reduced cost, increased efficiency, better customer management and new revenue opportunities.

  •
  Enterprise Customer Profile supports our clients in creating a "centralized customer data hub" or operational data store, connecting, feeding, reporting, and interacting with employees, customers, partners and suppliers through new economy systems, legacy systems and external systems across multiple channels. Our solution enables our clients to interact more knowledgeably and effectively with their customers.

  •
  Order Management focuses on tuning existing or deploying new order management systems that allow for the consolidation of disparate systems and redundant data and accommodate internal and external call centers as well as support a company's web strategy. Our solution enables our clients to improve the efficiency and reliability, and reduce the costs, of their core business process of managing their customers' orders for products and services.

  Tanning Technology India

        Established in 1998, Tanning Technology India Private Limited ("TTI") is a majority-owned subsidiary operating in Hyderabad, India that is central to our delivery strategy. Initially started to provide offshore software maintenance, it has grown to enable us to provide increased quality and value to our customers in all phases of our engagements. We expect that full integration of our Indian operation will allow us to maximize the cost advantage it provides as well as enhance the repeatability and predictability of our delivery processes.

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

Strategy

        Our strategy is to create sustainable and profitable growth by leveraging our Powering Performance solutions and methodologies, enhancing our business development and delivery capabilities, and developing and expanding our new vertically focused solutions.

        To achieve our objectives, we plan to:

  •
  Leverage our Powering Performance solutions and methodologies

        Our focused Powering Performance solutions provide an attractive entry point for many leading businesses that commonly experience challenges in achieving required levels of reliability, response times, and user and transaction volumes in the systems that run their core business processes. Engagements targeted at specific performance and integration challenges in systems at various stages of maturity, from concept to deployment and operations, provide us the ability both to demonstrate the value of our performance-based approach and to learn of and influence opportunities to deploy the full range of our information technology competencies, including development, architectural consulting, system integration, and performance services. As we successfully deliver on performance-focused engagements, we expect to create opportunities for larger, more diverse, and longer-lasting engagements at our clients. As we continue to improve the value, repeatability and reusability of our processes and assets, we expect to reduce the cost of delivery, and improve the profitability, of our offerings.

  •
  Expand our relationships with existing clients and develop new clients

        We intend to base our business on long-term client relationships, rather than on a project-by-project approach. Our client relationship philosophy is that clients will choose to do business with us based on the quality of our work, the value of our advice and solutions, and the level of trust and respect that develops over time. Expanding our existing client relationships will allow us to jointly plan future projects and, in particular, develop large, multiyear engagements. This will improve our ability to forecast projects, thereby helping us to manage growth. We will continue to assign each of our clients a program and relationship manager who will be responsible for ensuring that the client is satisfied with the services we are providing. Program and relationship managers strive to become trusted advisors to their clients, to clarify and prioritize their business needs and secure additional high value projects, based upon their in-depth knowledge of each client's business and information technology needs.

        We will continue to develop new clients through multiple channels, including our internal sales and marketing teams, external marketing and lead-generation partners, industry analysts, marketing events and public relations, as well as through strategic relationships with hardware, software and services suppliers. Our dedicated sales and marketing teams are supported by substantial participation from our senior executives, and will allow us to focus on opportunities for high value and long-term engagements based on our Powering Performance solutions and methodologies. We expect to continue to utilize specialized marketing organizations for focused lead generation in areas applicable to our solutions. We will also deepen our relationships with selected hardware, software and service suppliers, with the goal of establishing strategic alliances that leverage complementary client bases, products and services. We expect to regularly be involved in negotiations of strategic, technology and services alliances or similar arrangements in order to support our business development and related activities. These arrangements may include equity investments in or by Tanning, referral or commission arrangements, joint marketing agreements, product or services education, and other types of agreements.

  •
  Develop and enhance our vertical market competencies and solution offerings, and access to skills, technologies and resources

        Our Powering Performance solutions, including Proof of Integration, Performance Test Engineering and Performance Operations Engineering, form the core of our solution offerings. These solutions are applicable to mission-critical information technology systems in a wide variety of business domains in which we have experience, including financial services, logistics, travel and transportation, insurance, healthcare and telecommunications. Our Powering Performance solutions and related methodologies are also incorporated in our new vertically focused business solutions, including Straight Through Processing for financial services, Financial Portals, Enterprise Customer Profile and Order Management. We intend to continue to improve our expertise and experience in the core business domains to which our solutions apply, and refine the marketing and delivery of our vertically focused solutions. We expect our focused solutions to become an increasing portion of our business due to the business value, repeatability, marketing effectiveness, and cost advantage associated with them.

        In addition, our strategy includes enhancing our solutions and service offerings and gaining access to new technologies, skills and other resources through strategic acquisitions, alliances and investments when attractive opportunities arise. In some cases we may also invest in ventures that may not be directly related to our business. Our investments may be structured to provide our management with equity interests in the form of stock options, carried interests, co-investment rights or other equity arrangements. Although we believe that the areas in which we currently specialize are among the fastest growing and critical in the information technology industry, we believe that our ability to provide expanded integrated service offerings will allow us to establish relationships with a greater range of clients who have a need for our expertise and to engage them earlier in the determination of their business needs. We expect to be regularly involved in discussions and negotiations with parties who provide technologies, skills, services, products or solutions that could supplement or enhance our internal capabilities. Potential arrangements could include equity investments in or by Tanning, partnerships or similar alliances, referral or commission arrangements, joint marketing agreements, product or services education, and other types of agreements.

  •
  Maintain our leading edge capabilities

        We believe that our clients choose to work with us because of the value of our business solutions, and our reputation for successfully handling information technology's most challenging assignments. We intend to continue to actively sponsor internal education programs to enhance and disseminate skills in critical new technology areas. In addition, a key source for new and advanced capabilities is our experience in developing and optimizing solutions that are innovative, and of industry-leading scale and complexity. We plan to continue to actively manage our portfolio of client engagements to ensure that we work on complex assignments that will allow us to refine and advance our capabilities on an ongoing basis. We also believe that our reputation for working on the industry's most difficult assignments will assist us in continuing to recruit professionals who further add to our skills and knowledge base. In addition, we intend to continue and expand our practice of coordinating with our business and technology partners to share expertise and innovations.

  •
  Continue to attract, train and retain experienced, knowledgeable professionals

        We have consistently attracted and retained leading information technology talent interested in solving our industry's toughest challenges. We plan to continue to selectively recruit experienced staff from consulting companies, corporate information technology organizations and the benchmarking and product development centers of the industry's leading hardware and software product companies. We expect that our talented staff will also continue to provide us with employee referrals, which have consistently accounted for a significant proportion of our new recruits.

        Our goal is to create and grow a culture that itself is a competitive advantage by focusing on providing to our employees not only the industry's most challenging and rewarding information technology engagements, but also a training and development organization centered around building, in addition to technical skills, teaming, relationship, and leadership skills as critical competencies. We believe that a significant number of information technology projects fail or are seriously challenged as a result of improperly functioning teams, rather than technology decisions. We have created a process that includes a team kickoff and multiple team-dynamics reviews for teaching leadership, teaming and relationship skills in the context of active projects.

  •
  Enhance the integration and effectiveness of Tanning India

        Tanning India in Hyderabad is central to our integrated delivery strategy. As economic conditions create increased pressures for higher quality and lower cost solutions, we expect to enjoy significant advantages from the growing integration of our Indian operations into our delivery model. Our delivery strategy for this model encompasses consistent and scalable processes in the areas of program management, project management, development, deployment, intellectual property management and reuse, and customer satisfaction on a global basis founded on best practices, quality, and value.

        As part of our focus on quality, we achieved Capability Maturity Model (CMM) Level 3 certification for our Hyderabad facility. The CMM-based Appraisal for Internal Process Improvement (CBA-IPI) is an independent evaluation involving analysis and review of a company's software development capabilities and processes. Tanning India provides a scalable lower-cost capability to our delivery processes while maintaining high quality. By moving a significant component of our development to India, we will be better able to pass on price advantages to our customers while maintaining attractive margins.

The Tanning Approach

        The Tanning Approach flows directly from the Tanning Difference—we are performance focused and business solution driven.

        The Tanning Approach leverages our Powering Performance solutions, each of which we can execute as a stand-alone solution or include as building blocks for larger initiatives, including building systems based on our vertically focused business solutions, and providing the entire range of architecture, design, development, integration, deployment and operational services required for a performance-optimized, mission critical IT system.

  Proof of Integration

        Our Proof of Integration solution is a set of end-to-end performance services that provide information to business owners and systems designers early in the development lifecycle to ensure that optimal architectural, design, development and deployment decisions are made at the start of an IT initiative.    By emulating the environment to be deployed, the Proof of Integration solution minimizes the risks associated with system development and deployment relative to specific reference architectures. The delivery of the solution involves:

  •
  Establishing scalability characteristics;
  •
  Validating the interoperability of third party applications and their interfaces;
  •
  Emulating throughput at key integration points;
  •
  Ascertaining achievable response times; and
  •
  Defining representative workload characteristics.

        Our Proof of Integration solution encompasses volume testing, stress testing, and reliability engineering on an implementation that is designed to address our clients' key concerns and decision making criteria. The statistics captured during testing are used to provide early insight into resource needs in light of production demands.

        We use our reference business models and architectures to create a customer-specific Proof of Integration. This ensures that previously successful architecture and design patterns are fully leveraged. We deploy best practices to define architecture component models complete with prototypes, to define technical frameworks, and to develop proofs of concept for validation of technologies and architecture. We architect application components and all infrastructure components with a focus on their operational and performance characteristics, including scalability, availability, response time, system load throughput, and flexibility.

        In addition to being offered as a stand-alone solution, we incorporate our Proof of Integration solution into all of the systems we build, including our vertically focused solution offerings and our custom system development projects. Our Proof of Integration solution and related methodologies underlie the critical early stages of system building, including business and requirements analysis, system and application analysis, architecture definition and application design. By relying on our Proof of Integration solution and methodologies, we are able to minimize cost, mitigate risk and optimize performance in the systems we build.

  Performance Test Engineering

        Businesses with complex mission-critical systems that experience performance problems and unreliable operations—and the increasing pressure to fix them—call upon our performance analysts and our Performance Test Engineering solution. We assess system performance and availability for both existing and new systems under development, and identify and eliminate performance bottlenecks and remove single points of failure that jeopardize the integrity and serviceability of an application. We review the existing hardware and software architecture, examine business requirements and performance expectations, and develop a plan to make sure the business objectives align with the information technology systems.

        Our Performance Test Engineering methodologies encompass volume testing, large data sets, stress testing, reliability engineering, and fail-over testing on a model of the customer's production environment to fully isolate problems before introducing new systems or modifications into actual business use. The statistics captured during testing are used to provide the capacity requirements and metrics necessary to size and configure the production environment.

        In addition to being offered as a stand-alone solution, all of the systems we build depend on our Performance Test Engineering. During an application development effort, we stress test high-risk system components to ensure that they are fully capable of handling the workloads for which they were designed. Next, as application components successfully complete integration and functionality testing, they are tested in isolation to understand their performance characteristics and determine inherent bottlenecks that would limit reliability, security, fail-over, and scalability. Finally, testing is performed on a duplicate of the production system, for all components, to explore system behavior and impact. As a result, the development and integration phases of our large-scale projects build in sophisticated performance measurement and assurance disciplines, and the finished system is reliable, scalable, and performance optimized.

  Performance Operations Engineering

        Our Performance Operations Engineering solution assesses an organization's current environment to identify gaps and areas in which high-impact improvement is possible, develops custom component models, and recommends commercially-available products for integration. It also deploys solution components and conducts a post-deployment benefits analysis to insure that the anticipated value has been realized.

        Tanning's Performance Operations Engineering solution creates a capacity management and service level management system that ties business activity to computing resources in a way that allows business owners and IT organizations to proactively understand and manage their systems. Tanning's offering consists of operational "dashboards" of information that can be compared and used in planning future system capacity and improving operating service levels and costs. This allows organizations to recognize trends early and avoid problems that would otherwise result in customer disservice.

        The Tanning Performance Operations Engineering solution targets three areas:

  •
  Cost optimization, including server consolidation, software licensing reductions, and higher hardware utilization;
  •
  Capacity planning, including delivering system sizing and configuration templates, traffic forecasts, and tactical upgrade plans that minimize exposure to capacity shortfalls; and
  •
  Performance monitoring, including correlating system monitoring data to business activity and metrics in order to enable performance improvements in both IT and core business operations.

        Tanning's Performance Operations Engineering is offered as a stand-alone solution, or as part of our overall system performance lifecycle to ensure that our clients achieve optimal performance during the deployment and operations phases of their project, and realize high return on their IT investment.

Clients

        The following is a representative list of our clients for 1999, 2000 and 2001.

Ameritech	Maersk Sealand
Ameritrade	MCI WorldCom
Blockbuster	Qwest/US WEST
British Telecom	Royal Bank of Scotland
CIBC	R.R. Donnelley Financial
E*TRADE	Standard Chartered Bank
eBay	Sun Microsystems
Ford Motor Company	The Hartford
Honda Finance	United Airlines
ING Barings	Union Pacific Railroad

In 1999, our five largest clients accounted for approximately 71% of our services revenue, with Maersk Sealand accounting for approximately 26% of our services revenue and E*TRADE accounting for approximately 24% of our services revenue. In 2000, our five largest clients accounted for approximately 67% of our services revenue, with Maersk Sealand and E*TRADE each accounting for approximately 21% of our services revenue and GlobalCenter, Inc. accounting for approximately 12% of our services revenue. In 2001, our five largest clients accounted for approximately 69% of our services revenue, with Maersk Sealand and Qwest each accounting for 22% of our services revenue. We believe that we will continue to derive a significant portion of our revenue from a limited number of clients. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients affects our business and could have a material adverse effect on our financial condition and results of operations. For example, in September 2000, Global Crossing Ltd. and Exodus Communications, Inc. entered into an agreement for the acquisition from Global Crossing of our client GlobalCenter, Inc. As a result, our revenues from GlobalCenter were very significantly reduced in the fourth quarter of 2000, and we did not derive significant revenue from that source thereafter. Further, as a result of projects ending and client budget pressure, our work for a number of clients who were among our five largest in 2001 has sharply declined, significantly adversely affecting our revenue at the end of 2001 and continuing into 2002.

Marketing and sales

        We market and sell our services through multiple channels, including our internal client service and marketing teams, external marketing and lead-generation partners, industry analysts, marketing events and public relations, as well as through strategic relationships with hardware, software and services suppliers. Our dedicated sales and marketing teams are supported by substantial participation from our senior executives, and allow us to focus on opportunities for high value and long-term engagements based on our Powering Performance solutions and methodologies.

        While our account managers, marketing organization and relationships with hardware and software suppliers are used to generate business with new accounts, we also have an organization of program and relationship managers who are responsible for managing relationships with existing clients. Program and relationship managers seek to ensure client satisfaction, the successful delivery of projects and are able to identify additional opportunities for our services at a client site.

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

  •
  large information technology consulting services providers, such as Accenture, KPMG, PricewaterhouseCoopers, IBM, EDS and CSC;

  •
  mid-tier information technology services providers, such as Sapient;

  •
  internal information technology departments of current and potential clients; and

  •
  to a lesser extent, Internet professional service providers, such as Scient and Lante.

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

        We believe that the principal competitive factors in our business are:

  •
  client value and service;

  •
  the reputation and experience of professionals delivering solutions;

  •
  the success and reliability of the delivered solution;

  •
  technical knowledge and project management skills; and

  •
  the ability to attract and retain professionals.

We believe that we presently compete favorably with respect to each of these factors. The market for our services is evolving, however, and we cannot be certain that we will compete successfully in the future.

Employees

        On December 31, 2001, we had 376 employees. In January 2002, we executed a workforce reduction of approximately 100 employees. We believe our relationship with our employees is good. None of our employees are represented by a union. Generally, our employees are retained on an at-will basis.

Risks Related to Our Business

        The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

We have experienced, and expect in the future to experience, a decline in our services revenue, which will negatively impact our financial results

        Our services revenue for the year ended December 31, 2001 declined $35.8 million, or 44%, to $46.2 million compared to our services revenue for the year ended December 31, 2000. We believe the decline in services revenue was primarily due to a broad-based general economic slowdown in which clients have significantly tightened technology budgets, increased competitive pressure from traditional management consulting, information technology services and other competitors and a lack of urgency by Global 2000 companies to immediately fund IT projects. We have made changes in our solution offerings and sales and marketing approach in order to respond to these industry and business dynamics, but there can be no assurance that our actions will be successful. We expect services revenue for the quarter ended March 31, 2002 to decline significantly compared to our services revenue for the quarter ending December 31, 2001.

If we are unable to effectively manage cost and resource levels, our financial performance will be adversely affected

        The revenue in our business is difficult to predict, particularly in current economic conditions, and our expenses are in large part comprised of compensation and rent, which can be difficult to change on short notice. Our management must effectively balance our need to control costs with our need to respond timely to client demands. Any failure to effectively manage cost and resource levels will adversely affect our business. As a result of the decline in demand for our services, during the third quarter of 2001, we executed cost control measures in our North American operation, resulting in a workforce reduction of 37 employees, as well as certain office closures. During the fourth quarter of 2001, we commenced the closure of our European facilities, which will result in a total workforce reduction of approximately 70 employees. During January 2002, we executed additional cost control measures in our North American and Indian operations, resulting in a workforce reduction of approximately 100 employees, as well as certain office closures. We may be required to further reduce our headcount, close more offices or further reduce expenses if our services revenue continues to decline or continues to be insufficient to support our cost structure. In addition, our ability to generate services revenue will be impaired to the extent we have reduced our professional services resources and our core services support functions. If demand for our services increases in the future, we may not be able to expand our operations, including hiring additional employees, to meet this demand in a timely fashion or at all. If we cannot increase our services revenue in future periods, our financial results will suffer. We can give no assurances that these measures, or any additional cost-cutting steps taken, will be sufficient to mitigate our expected decline in revenues for the quarter ending March 31, 2002, or for any future periods, or to return our operations to profitability.

If we are unable to generate revenues from new clients and maintain and expand our revenues from existing clients, our business will suffer

        Our ability to generate revenues will be adversely affected if we are unable to attract business from new clients and maintain and expand business from our existing clients. Factors that affect our ability to sell our services include the attractiveness and perceived value of our service offerings, our reputation for quality and reliability, and variations in demand for information technology services and in economic conditions generally. These variations could cause our existing clients to reduce or cease their investment in our services, and potential clients not to engage us. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn. Many of these factors are beyond our control, and we may not be successful in our efforts to create, market, sell, and deliver services and solutions that are attractive to potential clients. These factors have materially and adversely affected our business in recent periods. To the extent these factors continue to adversely affect demand for our services, our business will suffer.

We depend heavily on our principal clients; a significant reduction in the work we perform for any of them could harm our revenues and earnings

        Our five largest customers accounted for 69%, 67% and 71% of total revenues during 2001, 2000 and 1999, respectively. The volume of work performed for our principal clients may not be sustained from year to year or quarter to quarter, and there is a risk that these principal clients may not retain us in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients affects our business and could have a material adverse effect on our financial condition and results of operations. Many factors can result in a cancellation, reduction or deferral of services requested by our customers, including budget constraints, perceived project progress, perceived project success or value, industry shifts and consolidation, and economic factors. For example, during the second quarter of 2000 we reached an agreement to terminate a contract with British Sky Broadcasting ("BSkyB"), a client accounting for 6% of our total revenues during 1999 and 8% of our total revenues for the first quarter of 2000. In connection with this termination, we recognized a $5.8 million loss, consisting of a write off of accounts receivable of $3.3 million, $2.0 million in project personnel costs, and $0.5 million in other related costs. GlobalCenter, Inc., one of our five largest clients during each quarter of 2000, was purchased by Exodus Communications, Inc. in a transaction that closed during January of 2001. As a result, our revenues from GlobalCenter, Inc. were very significantly reduced in the fourth quarter of 2000, and even further reduced during 2001. Further, as a result of projects ending and client budget pressure our work for a number of clients who were among our five largest in 2001 has sharply declined, significantly adversely affecting our revenue at the end of 2001 and continuing into 2002.

The recent terrorist attacks on the United States have negatively impacted the U.S. economy and are expected to adversely affect our financial performance

        The September 11, 2001 terrorist attacks in New York and Washington have disrupted the U.S. financial markets and have negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, or the consequences of military or other responses to such attacks may have a further adverse impact on the financial markets, economy and our business. These factors have contributed, and may continue to contribute, to downward pressure on stock prices of publicly traded companies, such as our company, in the technology sector in particular. It is likely that such factors will negatively affect, among other things, the financial condition and business plans of current and prospective clients, the demand for our services, and the ability of our employees to travel as and when needed in order to provide needed sales and service support. In particular, the economic effects of the attacks and potential attacks are likely to cause existing or potential customers to significantly reduce their information technology services spending. We have seen significant reductions in short-term spending among our clients in the transportation and logistics industries, which will materially affect our revenue expectations over the next few quarters.

Quarter to quarter fluctuations in our revenues and earnings could affect the market price of our common stock

        Our revenues and earnings are volatile and difficult to predict. Our services revenue increased on a quarter-to-quarter basis during the first three quarters of 2000, and then decreased approximately 35% for the quarter ended December 31, 2000, 19% for the quarter ended March 31, 2001 and 12% for the quarter ended June 30, 2001. After a slight increase for the quarter ended September 30, 2001, our services revenue again decreased 29% for the quarter ended December 31, 2001. It is possible that in future periods our operating results will be below the expectations of public market analysts or investors. The market price for our common stock has decreased significantly in recent months, and if our future operating results are below the expectations of public market analysts or investors, or for other reasons, the market price of our common stock may decline further.

        Our revenues and earnings may vary significantly from quarter to quarter as a result of a number of factors, including:

  •
  number, size and scope of client engagements commenced or completed during a quarter;

  •
  failure or delay by clients in paying our invoiced fees and expenses;

  •
  our ability to manage costs, including personnel costs and support services costs;

  •
  employee utilization rates;

  •
  unanticipated project terminations, delays or deferrals;

  •
  costs related to workforce reductions and office closures;

  •
  the accuracy of estimates of resources required to complete ongoing projects;

  •
  reductions in demand or difficulties in collection from new or growing businesses whose operations or sources of financing are inadequate;

  •
  pricing changes in the industry;

  •
  economic conditions specific to the information technology sector; and

  •
  the contractual terms and degree of completion of projects in which we are engaged.

Because a high percentage of our expenses, particularly compensation and rent, are fixed in advance of any particular quarter, any of the factors listed above could cause significant variations in our earnings in any given quarter. Any decline in revenues or earnings or a greater than expected loss for any quarter could materially adversely affect the market price of our common stock. In addition, the market price of our common stock could fluctuate substantially due to future announcements concerning us, our competitors or acquisitions, or changes in earnings estimates or recommendations by analysts.

Our clients may become unable or unwilling to pay us for services performed

        We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. In the past we have experienced significant collection delays from some clients, and we cannot predict whether we will experience similar problems in the future. If one or more of our clients fails or refuses to pay us in a timely manner or at all, or if we are unable to collect a number of large accounts receivable, it could have a material adverse effect on business, operating results and financial condition. For example, one of our top five clients during 2000 experienced difficulty in raising external financing needed in order to fund its operations and satisfy debts owed to us. As a result, during the fourth quarter of 2000, we wrote off approximately $2.4 million in accounts receivable from this client and were unable to recognize approximately $2.0 million in revenues earned from services provided to this client. In 2001, we started a project with a significant customer and we are currently in negotiation with this customer regarding its outstanding balance. We do not expect to recover the full invoiced amount from this customer.

Our failure to meet client expectations or deliver error-free services could result in losses and negative publicity

        Our client engagements involve the design, development and deployment of IT applications that are often critical to our clients' businesses. Any defects or errors in these applications or failure to meet clients' expectations could result in:

  •
  Delayed or lost net revenue due to adverse client reaction;

  •
  Requirements to refund some or all of the fees paid by a client or to enter into a settlement with a client to accept a lesser amount of fees than we actually billed;

  •
  Requirements to provide additional services to a client at no charge or for a discount;

  •
  Negative publicity regarding us and our services, which could adversely affect our ability to attract or retain clients; and

  •
  Claims for substantial damages against us, regardless of our responsibility for such failure. Our insurance coverage may not be adequate to cover, or may exclude such claims.

        Our contracts generally limit our liability for certain amounts or types of damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any such large claim against us could seriously harm our business, financial condition and operating results.

We may fail to accurately estimate or manage the time and resources necessary for the performance of our services, which could reduce the profitability of, or result in a loss on, our projects and damage our customer relationships

        We generally provide services to our clients on a time and materials or a fixed-fee basis. Our fixed-fee, fixed-time arrangements may provide for significant penalties for late delivery. Because we work with complex technologies in compressed timeframes and because we have limited experience in pricing and managing engagements on these terms, it can be difficult to judge the time and resources necessary to complete a project and properly manage delivery within agreed time and cost limitations. Our failure to accurately estimate the time and resources required for a project, or our failure to complete our obligations in a manner consistent with the project plan upon which our fixed-fee or other arrangements are based, could reduce the profitability of, or result in a loss on, our projects if we are required to devote additional resources to project engagements for which we will not receive additional compensation or are assessed penalties, and could damage our customer relationships and our reputation. For example, difficulties encountered in performing the BSkyB project engagement entered into in 1999 on a fixed-fee, fixed-time basis resulted in an adverse effect on our gross profits, because we were required to devote more resources to perform the work than we had originally anticipated. For a further discussion of the impact of this project, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." Even in engagements not contracted on a fixed-fee, fixed-time basis, failure to deliver projects in accordance with client expectations and budgets can impair our ability to collect payment for our services, and damage our customer relationships and our reputation.

Our lack of long term contracts with clients and our clients' ability to terminate projects before completion reduce the predictability of our revenue and could adversely affect our earnings

        Our clients generally retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, our revenue is difficult to predict. Because we incur costs based on our expectations of future revenue, our failure to predict our revenue accurately may seriously harm our financial condition and results of operations. Although it is our goal to provide the full range of our IT services to our clients, we are generally retained to design and perform discrete segments of work on an engagement-by-engagement basis. Since large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. For example, many of our potential Global 1000 customers have recently shown a lack of urgency to pursue large IT initiatives and a number of our clients have recently slowed or stopped altogether the use of our services. In addition, our clients generally may terminate project engagements upon limited notice and without significant penalty. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. For example, a client's termination of a significant project in the fourth quarter of 1997 adversely affected revenues, employee utilization and earnings in the first half of 1998. Further, as a result of projects ending and client budget pressure our work for a number of clients who were among our five largest in 2001 has sharply declined, significantly adversely affecting our revenue, employee utilization and earnings at the end of 2001 and continuing into 2002.

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

  •
  large information technology consulting services providers, such as Accenture, KPMG, PricewaterhouseCoopers, IBM, EDS and CSC;

  •
  mid-tier information technology services providers, such as Sapient;

  •
  internal information technology departments of current and potential clients; and

  •
  to a lesser extent, Internet professional service providers, such as Scient and Lante.

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

Our solutions and service offerings may not be successful and we may lose opportunities to generate business

        We have recently refocused our solution and service offerings to center on our Powering Performance family of solutions. In addition, we offer vertically focused solutions in the areas of Straight Through Processing for financial services, Financial Portals, Enterprise Customer Profile, and Order management, as well as services in the areas of architectural consulting, performance engineering, and development.    Successful execution of our business plan relating to our solutions and service offerings will require:

  •
  successfully marketing and delivering these offerings;

  •
  attracting, integrating and retaining talented personnel; and

  •
  successfully establishing relationships with relevant vendors and technology providers.

        Failure to successfully implement these solutions and service offerings on a timely basis could cause us to lose opportunities for business with both existing and potential clients and lose the benefits of potentially reduced delivery costs. We cannot assure you that our solutions and service offerings will be successful.

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

The loss of our professionals, or the inability to recruit additional professionals, would make it difficult to complete existing projects and bid for new projects, which could cause our business to suffer

        Our business is labor intensive, and our success depends on identifying, hiring, training and retaining experienced, knowledgeable professionals. If a significant number of our current employees or any of our senior management, project managers or senior technical personnel leave, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenue. This dependence is particularly important to our business because personal relationships are critical to obtaining and maintaining client engagements and maintaining a cohesive culture. In addition, former employees may compete with us in the future.

        In light of our recent restructurings and reductions in headcount, as well as the fact that many of our employees hold options with exercise prices above the current market price of our common stock, our ability to retain our employees or to recruit and hire new employees may be difficult.

        Even if we retain our current employees, our management must recruit talented professionals in order to support our long term growth. Even if we are able to expand our employee base, the expenditure of resources required to attract and retain these employees may adversely affect our operating margins. We cannot give any assurances that we will be able to attract a sufficient number of qualified employees in the future, or that we will be successful in motivating and retaining the employees we are able to attract. If we cannot attract, motivate and retain qualified professionals, our business, financial condition and results of operations will suffer.

Our international operations involve risks relating to difficulties in complying with foreign laws and regulations, staffing difficulties, currency related risks, difficulties in collecting accounts receivable, and seasonal reductions in business activity; these risks could result in increased costs, unanticipated liabilities, operational difficulties and decreases in revenues and earnings

        Revenues from our clients outside of North America represented 34% of services revenue in 1999, 27% of services revenue in 2000, and 30% of services revenues in 2001. We may incur significant costs in connection with our international operations. In addition, we have limited experience in marketing, selling and supporting our services in foreign countries. Development of these skills may be more difficult or take longer than we anticipate.

        We also encounter risks in doing business in foreign countries, including:

  •
  increased costs and staffing delays due to the need to comply with visa or other work permit requirements, which may impair our ability to move personnel between countries and properly staff our projects;

  •
  the impact of recessions in economies outside the United States;

  •
  local laws or regulations that may apply us, such as maximum working hour requirements, overtime laws or other labor or employment restrictions;

  •
  the fact that the Internet infrastructure in foreign countries may be less advanced than in the United States;

  •
  to the extent we bill for our services in the functional currency of our foreign subsidiaries, any depreciation of such currencies against the dollar would negatively impact our results of operations;

  •
  expenses incurred to modify our accounting systems as we do more business in the countries that are converting their currencies to the euro;

  •
  difficulties in staffing and managing foreign offices, such as our office in Hyderabad, India, as a result of, among other things, distance and time zone differences;

  •
  restrictions on the import and export of certain sensitive technologies, including data security and encryption technologies that we may use or other local laws or regulations impacting ecommerce, such as privacy and data exchange laws;

  •
  changes in regulatory requirements which could raise the cost of doing business or even prevent doing business, or restrict our ability to remove funds or investments from a country;

  •
  seasonal reductions in business activity, such as the August slowdown in Europe, which may adversely impact our business and results of operations;

  •
  longer payment cycles and problems in collecting accounts receivable, which may adversely impact our results of operations due to required allowances for doubtful accounts and increased cost of collection efforts; and

  •
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

Potential acquisitions or joint ventures, partnerships or similar alliance opportunities may result in, among other things, increased expenses, difficulties in integrating target companies, interference with relationships with clients or business partners, and diversion of management's attention

        An element of our strategy includes expanding our solutions and service offerings, enhancing business development and gaining access to new technologies, skills and other resources through strategic acquisitions, partnerships and investments when attractive opportunities arise. These arrangements may include equity investments in or by Tanning, referral or commission arrangements, joint marketing agreements, product or services education, and other types of relationships and agreements. Some of the risks that we may encounter in implementing this element of our strategy include:

  •
  expenses and difficulties in identifying potential targets or partners and the costs associated with acquisitions, transactions or relationships that are abandoned before completion;

  •
  expenses, delays and difficulties of integrating the acquired company or partner into our existing organization and our company's culture;

  •
  diversion of management's attention during the acquisition or alliance process;

  •
  diversion of management's attention following the acquisition or alliance process where management has options or other equity incentive rights in the acquired company or partner;

  •
  potential expenses or funding obligations required in connection with entering into or implementing alliances or related transactions;

  •
  expenses of amortizing the acquired company's intangible assets, which could be significant;

  •
  impact on our financial condition due to the timing of the acquisition or alliance;

  •
  potential conflicts among competing parties that may be alliance partners with us or with whom we may have other business relationships; and

  •
  expenses of any undisclosed or potential legal liabilities of the acquired company, including intellectual property, employment, and warranty and product liability-related problems.

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

  •
  open system technologies, which are standards-based, non-proprietary technologies;

  •
  multi-tier software architecture, in which the key layers of an application system are separated and optimized independently to improve performance, scalability and reliability;

  •
  web-based architectures; and

  •
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

  •
  non-recognition of the proprietary nature of or inadequate protection of our methodologies in the United States or foreign countries;

  •
  undetected misappropriation of our proprietary methodologies;

  •
  development of similar software or applications by our competitors; and

  •
  unenforceability of the non-competition and confidentiality agreements entered into by our key employees.

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

  •
  we may be liable for damages and litigation costs, including attorneys' fees;

  •
  we may be enjoined from further use of the intellectual property;

  •
  we may have to license the intellectual property, incurring licensing fees;

  •
  we may have to develop a non-infringing alternative, which could be costly and delay projects; and

  •
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

Our business may suffer if growth in the use of the Internet declines

        Because Internet technologies are central to many of our solutions, our business depends upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. Capacity constraints caused by growth in Internet usage may, unless resolved, impede further growth in Internet use. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and our business and results of operations could suffer. Factors which may affect Internet usage or electronic commerce adoption include:

  •
  actual or perceived lack of security of information;

  •
  lack of access and ease of use;

  •
  congestion of Internet traffic or other usage delays;

  •
  inconsistent quality of service;

  •
  increases in access costs to the Internet;

  •
  excessive government regulation;

  •
  uncertainty regarding intellectual property ownership;

  •
  reluctance to adopt new business methods;

  •
  costs associated with the obsolescence of existing infrastructure; and

  •
  economic viability of the Internet commerce model.

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

  •
  on-line content;

  •
  interaction with children;

  •
  copyright infringement;

  •
  user privacy;

  •
  taxation;

  •
  access charges;

  •
  liability for third-party activities;

  •
  transmission of sexually explicit material;

  •
  defamation;

  •
  consumer protection; and

  •
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

ITEM 2. PROPERTIES

        Our principal headquarters is located in Denver, Colorado and comprises approximately 75,000 square feet. The lease for our headquarters expires on February 28, 2007 and we have the option to extend the term to February 28, 2017. We also have offices in Chicago, Illinois; Boston, Massachusetts; Stamford, Connecticut; New York, New York; and Hyderabad, India. We do not own any real estate. We do not consider any specific leased location to be material to our operations, and we believe that equally suitable alternative locations are available in all areas where we currently do business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Price of and Dividends on the Registrant's Common Equity

        Our common stock is quoted on the Nasdaq National Market System under the symbol "TANN". The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock:

	High	Low
2000:
First Quarter	$70.38	$36.25
Second Quarter	$34.81	$11.56
Third Quarter	$20.19	$13.00
Fourth Quarter	$12.00	$2.88
2001:
First Quarter	$6.50	$3.41
Second Quarter	$5.90	$2.94
Third Quarter	$4.94	$3.27
Fourth Quarter	$3.37	$1.76
2002:
January 1, 2002 through February 15, 2002	$3.55	$1.88

        As of February 15, 2002, there were approximately 162 holders of record of our common stock.

        We have never declared or paid any cash dividends on our common stock and do not expect to declare dividends on our common stock in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to our consolidated financial statements, each of which is included in this Annual Report on Form 10-K. The statement of operations data for the three-year period ended December 31, 2001 and the balance sheet information as of December 31, 2000 and 2001 are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the two-year period ended December 31, 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Results of operations for any historical period do not indicate results for any future period.

	Year ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except share and per share data)
Statement of Operations Data:
Services revenue	$25,235	$30,313	$58,464	$81,978	$46,174
Product sales	872	2,976	—	—	—

Net revenues	26,107	33,289	58,464	81,978	46,174
Project personnel costs	14,722	14,941	28,148	40,262	25,221

Gross profit	11,385	18,348	30,316	41,716	20,953
Selling, marketing and administrative	7,856	12,178	27,833	46,091	41,500
Product development costs	1,608	2,786	—	—	—
Restructuring charges	—	—	—	—	5,144
Loss on contract and termination costs	—	—	—	5,842	—
Sign-on bonus related to stock purchase agreement	2,117	—	—	—	—
Management fees—related parties	73	—	—	—	—

Income (loss) from operations	(269)	3,384	2,483	(10,217)	(25,691)
Interest income (expense) and other, net	130	285	1,681	3,834	3,187

Income (loss) before income taxes	(139)	3,669	4,164	(6,383)	(22,504)
Income tax provision (benefit)	(212)	1,366	1,715	1,530	(4,344)

Net income (loss)	$73	$2,303	$2,449	$(7,913)	$(18,160)

Basic earnings (loss) per share	$0.01	$0.15	$0.14	$(0.38)	$(0.84)

Basic weighted average shares outstanding	13,718,710	14,968,974	17,556,487	20,945,966	21,509,130

Diluted earnings (loss) per share	$0.01	$0.15	$0.12	$(0.38)	$(0.84)

Diluted weighted average shares outstanding	13,718,710	15,232,236	20,032,171	20,945,966	21,509,130

Gross profit from services	$10,513	$15,372	$30,316	$41,716	$20,953
Income (loss) from operations from services	$467	$3,194	$2,483	$(10,217)	$(25,691)
	December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,769	$10,446	$68,617	$82,920	$57,320
Working capital	10,204	14,005	78,235	87,612	62,530
Total assets	16,846	23,923	94,368	107,748	82,050
Long-term debt, net of current portion	—	460	—	—	—
Total stockholders' equity	12,737	16,772	84,602	92,747	73,903

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

Overview

        We are an information technology services provider that develops and deploys IT systems that reduce cost, improve performance and drive competitive advantage for leading companies worldwide. We focus on mission-critical business systems that are engineered to integrate, perform and scale, reliably and predictably. Our years of experience in pushing system performance limits has resulted in a unique family of Powering Performance solutions and methodologies that are at the core of everything we do. Our offerings are targeted, and our domain expertise is focused, on industries in which mission-critical high-performance IT systems provide competitive advantage, including financial services, logistics, travel and transportation, insurance, healthcare and telecommunications.

        Our revenue is comprised of fees generated for professional services. We generally provide services to clients on a time and materials or a fixed-fee basis. Under time and materials contracts, we recognize revenue as services are provided. Under fixed-fee contracts, we recognize revenue on a percentage of completion basis, which relies on estimates of total expected contract revenues and costs. We follow this method because we believe we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the contract term, recognized revenues and profits are subject to revisions as the contract progresses to completion. We are generally reimbursed for reasonable expenses under our contracts. These expenses are not reflected on our statements of operations.

        During the second quarter of 2001, we implemented a plan to realign our European staffing profile. The aggregate financial impact of this plan was a restructuring charge of approximately $0.5 million, primarily consisting of severance pay associated with a workforce reduction of 16 employees in our European operation.

        During the third quarter of 2001, we executed cost control measures in our North American operation, resulting in a workforce reduction of 37 employees, as well as certain office closures. The aggregate financial impact of these measures was a restructuring charge of approximately $1.0 million, primarily consisting of severance pay and lease termination costs.

        During the fourth quarter of 2001, we commenced the closure of our European facilities which will result in a total workforce reduction of approximately 70 employees. The aggregate financial impact of the closure of our European facilities was a restructuring charge of approximately $3.6 million, primarily consisting of severance pay, losses on computer hardware and software and furniture/fixture dispositions, lease termination costs, and the disposition of cumulative translation adjustments. We expect quarterly savings associated with this closure to be approximately $3.5 million. We will continue to serve international clients from our North American and Indian facilities.

        During January 2002, we executed additional cost control measures in our North American and Indian operations, resulting in a workforce reduction of approximately 100 employees, as well as certain office closures. The aggregate financial impact of these measures will be a charge restructuring of approximately $1.3 million, taken during the first quarter of 2002, primarily consisting of severance pay and lease termination costs. We expect quarterly savings as a result of this reorganization to be approximately $2.7 million.

        Revenue from foreign operations represents revenue for professional services performed for clients outside North America. Foreign operations represented 34% of revenues in 1999, 27% of revenues in 2000, and 30% in 2001.

        Historically, a large portion of our revenues has been derived from a limited number of clients. Our top five customers accounted for 69%, 67% and 71% of total revenues during 2001, 2000 and 1999, respectively. To the extent we are unable to mitigate this revenue concentration through new business development, any cancellation, reduction or deferral in work performed for our principal clients will have an adverse effect on us. Many factors can result in a cancellation, reduction or deferral of services requested by our customers, including budget constraints, perceived project progress, perceived project success or value, industry shifts and consolidation, and economic factors. For example, GlobalCenter, Inc., one of our five largest clients during each quarter of 2000, was purchased by Exodus Communications, Inc. in a transaction that closed during January of 2001. As a result, our revenues from GlobalCenter, Inc. were very significantly reduced in the fourth quarter of 2000, and even further reduced during 2001. Further, as a result of projects ending and client budget pressure, our work for a number of clients who were among our five largest in 2001 has sharply declined, significantly adversely affecting our revenue at the end of 2001 and continuing into 2002.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include expected future earnings and cash flows used to evaluate the recoverability of deferred tax assets, and the adequacy of the allowances for bad debts. Actual results could differ from those estimates.

        In order to fully realize the deferred tax asset of $6.5 million, the Company must generate $17 million of future taxable income. If we fail to begin to generate pre-tax profits in the United States, a valuation allowance of up to $6.5 million may be required. In preparing estimates of future taxable income, we have used the same assumptions and projections utilized in our internal forecasts. Based on these projections, we estimate that the loss carryforwards will be fully realized within 3 years. Estimates of future earnings are based on generating pre-tax profits on a quarterly basis in the United States before the end of 2002. We expect to achieve pre-tax profits principally through the cost reduction measures announced in our restructuring programs, and through increased revenue.

        We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability or unwillingness to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. If circumstances change (i.e. higher than expected defaults or the unexpected material change in a major customer's ability or willingness to meet its financial obligations to us), our estimates of the recoverability of amounts due could increase or decrease by a material amount.

        Bad debt expense was approximately $0.6 million, $5.0 million and $2.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. With respect to 2001, the bad debt expense is principally associated with amounts due from one of our large customers. We are currently in negotiations with the customer regarding its outstanding balance, therefore, the estimate of the amount that will ultimately be collected is subject to change.

        The demand for the services that we provide is sensitive to a variety of factors, including industry trends and economic conditions. Throughout 2001, poor general economic conditions and industry-specific shifts in demand have caused existing and/or potential clients to reduce or eliminate their investment in the types of services we provide, and have made it more difficult to replace principal clients of ours that have reduced their level of investment in our services. Further, competitive and pricing pressures have increased. Our ability to generate near-term revenues will continue to be adversely affected by these factors.

        In addition, the adverse impact of the September 11, 2001 terrorist attacks have caused existing and prospective customers to significantly reduce or eliminate their information technology services spending. In particular, we have seen significant reductions in short-term spending among our clients in the transportation and logistics industries, which will materially negatively affect our revenue expectations over the next few quarters.

        Project personnel costs represent a significant expense and consist primarily of salaries, bonuses and employee benefits for company personnel dedicated to client assignments, and fees paid to subcontractors for work performed on our projects.    Historically, our business model has been supported by using subcontracted personnel in billable positions. This model has allowed us the flexibility to rapidly adjust our capacity to fit the changes in demand for billable resources. In recent quarters, with the decline in demand for resources, we have been able to reduce our capacity, as well as our project personnel costs, by reducing our subcontractor population. On average, the number of subcontractors working for us during 2000 was 35, compared to 5 during 2001. During the third quarter of 2001, we eliminated 30 project personnel positions in our North American operation, to more closely align needed skill sets with market demand. During the fourth quarter of 2001, we commenced the closure of our European operations, which, when completed, will result in the elimination of 50 project personnel positions. We recently announced further global reorganization initiatives in our North American and Indian operations, which were implemented during the first quarter of 2002. These initiatives resulted in the elimination of 75 project personnel positions.

        Selling, marketing and administrative expenses consist primarily of salaries, bonuses, commissions and employee benefits for non-project personnel, occupancy costs, staff recruiting costs, travel expenses, depreciation expense, bad debt expense and promotional costs. During the third quarter of 2001, we eliminated 7 selling, marketing and administrative positions in our North American operation as part of our workforce reduction. During the fourth quarter of 2001, we commenced the closure of our European operations, which, when completed during the first quarter of 2002, will result in the elimination of 22 selling, marketing and administrative positions. We recently announced further global reorganization initiatives in our North American and Indian operations, which were implemented during the first quarter of 2002. These initiatives resulted in the elimination of 23 selling, marketing and administrative positions.

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

Results of operations

        The following table presents the relative composition of revenue and selected statements of operations data as a percentage of revenue, as well as revenue growth statistics.

	Year ended December 31,
	1999	2000	2001
Statement of Operations Data:
Revenues	100%	100%	100%
Project personnel costs	48	49	55

Gross profit margin	52	51	45
Selling, marketing and administrative	48	56	90
Restructuring charges	0	0	11
Loss on contract and termination costs	0	7	0

Income (loss) from operations	4	(12)	(56)
Interest income and other, net	3	4	7

Income (loss) before income taxes	7	(8)	(49)
Income tax provision (benefit)	3	2	(10)

Net income (loss)	4%	(10)%	(39)%

Growth in revenues	76%	40%	(44)%

  Comparison of years ended December 31, 2000 and 2001

  Revenues

        Our revenues decreased $35.8 million, or 44%, to $46.2 million in 2001 from $82.0 million in 2000. The decrease in revenue is attributable to a decline in the number and size of projects being worked on for certain existing clients, the conclusion of our relationship with certain clients, as well as difficulty generating revenue from new clients. The uncertainty in the economy has reduced IT spending for many of our existing and targeted customers, which has made developing new business, both with existing and potential clients, difficult in recent quarters.

  Project personnel costs

        Our project personnel costs decreased $15.1 million, or 37%, to $25.2 million in 2001 from $40.3 million in 2000. This decrease was primarily due to a decrease of $6.1 million attributed to the reduction in the number of subcontractors used during 2001, as well as an approximate $5.9 million reduction in performance based compensation during 2001, as compared to 2000. Further, employee project personnel decreased from 326 at the end of 2000 to 275 at the end of 2001. This decrease in project personnel was the net result of increasing our lower-cost, off-shore Indian personnel by 42, and decreasing our combined North American and European technical population by 93. Our gross profit margin decreased from 51% in 2000, to 45% in 2001. The decrease in gross margin was attributable to decreased utilization during 2001, partially offset by the lower cost of labor associated with our Indian development center.

  Selling, marketing and administrative

        Our selling, marketing and administrative expenses decreased $4.6 million, or 10%, to $41.5 million in 2001 from $46.1 million in 2000. These decreases in selling, marketing and administrative expenses were primarily attributable to decreases in recruiting expenses of approximately $1.3 million, performance based compensation of approximately $0.6 million, and bad debt expense of approximately $2.8 million during 2001 as compared to 2000. During 2001, bad debt expense totaled approximately $2.2 million, compared to $5.0 million in 2000. The decrease in bad debt expense during 2001 was primarily the result of un-collectible receivables associated with a start-up venture that experienced difficulties in obtaining external financing during the second half of 2000. In addition, our selling, marketing and administrative staff decreased from 111 employees at the end of 2000 to 101 employees at the end of 2001.

  Restructuring charges

        During the second quarter of 2001, we implemented a plan to realign our European staffing profile to more closely follow the strategic model being employed in North America. The aggregate financial impact of this plan was a restructuring charge of approximately $0.5 million. This charge consists primarily of severance pay associated with a workforce reduction in our European operation.

        During the third quarter of 2001, we executed cost control measures in our North American operation, resulting in a workforce reduction of 37 employees, as well as certain office closures. The aggregate financial impact of these measures was a restructuring charge of approximately $1.0 million, primarily consisting of severance pay and lease termination costs.

        During the fourth quarter of 2001, we commenced the closure of our European operations, which will result in a total workforce reduction of 70 employees. The aggregate financial impact of this closure was a restructuring charge of approximately $3.6 million in the fourth quarter of 2001, primarily consisting of severance pay, losses on computer hardware and software and furniture/fixture dispositions, lease termination costs, and the disposition of cumulative translation adjustments. We expect this closure to be completed during the first quarter of 2002, and to yield quarterly savings of approximately $3.5 million.

        During January 2002, we executed additional cost control measures in our North American and Indian operations, resulting in a workforce reduction of approximately 100 employees, as well as certain office closures. The aggregate financial impact of these measures will be a charge of approximately $1.3 million, taken during the first quarter of 2002, primarily consisting of severance pay and lease termination costs. We expect quarterly savings as a result of this reorganization to be approximately $2.7 million.

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

  Other income

        Other income decreased $0.6 million, to $3.2 million in 2001 from $3.8 million in 2000. This decrease was attributable to a decrease in interest income, partially offset by a write off of an equity investment taken in 2000. The decrease in interest income during 2001 was a result of a decrease in interest rates as well as a decrease in cash and equivalents at the end of 2001 as compared to the end of 2000. All cash has been invested in short-term, interest bearing, investment grade obligations.

  Provision for income taxes

        Income tax expense (benefit) represents combined federal, state, and foreign taxes. Our income tax provision, which was attributable to U.S. operations, was $1.5 million on consolidated pre-tax losses of $6.4 million in 2000, as compared to a $4.3 million tax benefit on pre-tax losses of $22.5 million during

2001. Our ability to realize tax benefits is contingent upon our ability to generate taxable income in the future. Due to uncertainty surrounding future profitability, we did not recognize a tax benefit associated with European pre-tax losses of $6.5 million during 2001. Similarly, we did not recognize a tax benefit associated with domestic pre-tax losses of $4.2 million during the fourth quarter of 2001. If we fail to begin to generate pre-tax profits in the United States in 2002, there is uncertainty regarding the realizable value of recorded deferred tax assets of approximately $6.5 million at December 31, 2001. We expect to begin generating domestic pre-tax earnings by the end of 2002. Until then, we plan to fully reserve further tax benefits on any near term domestic losses.

  Comparison of years ended December 31, 1999 and 2000

  Revenues

        Our revenues increased $23.5 million, or 40%, to $82.0 million in 2000 from $58.5 million in 1999. This increase in revenues reflects an increase in the number of client projects, as well as higher average billing rates. An increase in revenues from our foreign operations also contributed to this increase in overall revenues. Revenues from foreign operations increased $2.5 million, or 13%, to $22.2 million in 2000 from $19.7 million in 1999. During 2000, we recognized $1.6 million in revenue from a fixed-price contract that was terminated during the second quarter. All of this revenue was recognized during the first quarter of 2000. During 1999, we recognized $3.3 million in revenue from this fixed-price contract. Revenues from this fixed-price contract, as a percentage of total revenues, were 2% in 2000, and 6% in 1999. Revenues from our five largest clients as a percentage of total revenues were 67% in 2000, and 71% in 1999. During the third quarter of 2000, GlobalCenter, Inc. announced that it was being acquired by Exodus Communications, Inc.; a transaction which was completed during January of 2001. GlobalCenter, Inc. was one of our five largest clients during 2000, representing in excess of $9 million in revenues. As a result of this acquisition, our revenues from GlobalCenter, Inc. were very significantly reduced in the fourth quarter of 2000. We have not derived, and do not expect to derive, significant revenue from this source in the foreseeable future.

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

  Selling, marketing and administrative

        Our selling, marketing and administrative expenses increased $18.3 million, or 66%, to $46.1 million in 2000 from $27.8 million in 1999. Selling, marketing and administrative expenses increased as a percentage of revenues from 48% in 1999 to 56% in 2000. These increases in selling, marketing and administrative expenses were primarily due to additional selling and marketing activities undertaken to drive our revenue growth, an increase in bad debt expense, an increase in facility costs, and higher administrative expenses resulting from increases in our employee headcount and related infrastructure costs. During 2000, bad debt expense totaled approximately $5.0 million, compared to $0.6 million in 1999. The increase in bad debt expense during 2000 was primarily the result of uncollectible receivables associated with a start-up venture which experienced difficulties in obtaining external financing during the second half of 2000. Our selling, marketing and administrative staff grew from 74 employees at the end of 1999 to 111 employees at the end of 2000.

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

  Other income

        Other income increased $2.1 million, to $3.8 million in 2000 from $1.7 million in 1999. This increase was attributable to an increase in interest income, partially offset by a write off, in 2000, of an equity investment made during 1999. The increase in interest income during 2000 was a result of the investment of the proceeds from our initial public offering in July 1999, as well as the proceeds from the sale of common stock to GlobalCenter, Inc. in February 2000. Proceeds from these transactions have been invested in short-term, interest bearing, investment grade obligations.

  Provision for income taxes

        Income tax expense represents combined federal, state, and foreign taxes. Our income tax provision, which is attributable to U.S. operations, was $1.5 million on consolidated pre-tax losses of $6.4 million in 2000, as compared to a provision of $1.7 million on pre-tax income of $4.2 million in 1999. Domestically, our tax provision totaled $1.5 million on pre-tax income of $2.9 million, representing an effective tax rate of 51%, compared to an effective tax rate of 40% during 1999. Due to uncertainty surrounding future European profitability, we did not recognize a tax benefit associated with European pre-tax losses of $9.4 million during 2000. In conjunction with this future uncertainty, European tax benefits recognized earlier in 2000, totaling $2.4 million, were fully reserved during the fourth quarter of 2000.

Quarterly results

        The following table presents our unaudited quarterly results of operations for 2000 and 2001. We derived this data from our unaudited consolidated financial statements, and, in the opinion of management, they include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. Results of operations for any historical period do not indicate results for any future period.

	Three months ended
	3/31/00	6/30/00	9/30/00	12/31/00	3/31/01	6/30/01	9/30/01	12/31/01
	(in thousands)
Services revenue	$19,578	$21,650	$24,736	$16,014	$13,009	$11,420	$12,717	$9,029
Project personnel costs	9,718	9,179	11,344	10,021	7,532	6,709	6,573	4,407

Gross profit	9,860	12,471	13,392	5,993	5,477	4,711	6,144	4,622
Selling, marketing and administrative	9,118	10,623	11,297	15,053	10,712	11,895	9,868	9,025
Loss on contract and termination costs	—	5,842	—	—	—	—	—	—
Restructuring charges	—	—	—	—	—	514	1,041	3,589

Income (loss) from operations	742	(3,994)	2,095	(9,060)	(5,235)	(7,698)	(4,765)	(7,992)
Interest income and other, net	964	950	1,016	903	1,425	816	499	447

Income (loss) before income taxes	1,706	(3,044)	3,111	(8,157)	(3,810)	(6,882)	(4,266)	(7,545)
Provision for (benefit from) income taxes	787	(472)	1,241	(27)	(1,410)	(1,703)	(1,230)	—

Net income (loss)	$919	$(2,572)	$1,870	$(8,130)	$(2,400)	$(5,179)	$(3,036)	$(7,545)

Basic earnings (loss) per share	$0.04	$(0.12)	$0.09	$(0.38)	$(0.11)	$(0.24)	$(0.14)	$(0.35)

Diluted earnings (loss) per share	$0.04	$(0.12)	$0.08	$(0.38)	$(0.11)	$(0.24)	$(0.14)	$(0.35)

Liquidity and capital resources

        Historically, we have funded operations and investments in property and equipment primarily through cash generated from operations, the sale of common stock and, to a lesser extent, borrowings. All outstanding debt was paid off during 1999. We had no outstanding debt as of December 31, 2001.

        On July 28, 1999, we completed a public offering of common stock which resulted in the issuance of 4,000,000 shares of our common stock. On August 23, 1999, we issued an additional 310,920 shares of common stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to our company from these transactions, net of underwriting discounts and costs of the offering, were approximately $57.8 million. On February 1, 2000, GlobalCenter,Inc. purchased 229,227 shares of our common stock in a private offering. Proceeds to our company from this transaction were $10.0 million. The net proceeds from each of these offerings (including the net proceeds of the underwriters' exercise of the over-allotment option) have been invested in short-term, interest bearing, investment grade obligations. Based on our current business plan, we believe that the cash provided from operations, and cash on hand will be sufficient to meet our cash requirements at least through the end of 2002. To the extent future revenues are inadequate to support our costs and expenditures, our liquidity may be materially and adversely affected.

        Cash and cash equivalents decreased to $57.3 million at December 31, 2001 from $82.9 million at December 31, 2000. The $25.6 million decrease in cash was primarily due to a $22.1 million net decrease in cash from operating activities, a $2.5 million net investment in property and equipment, and a $1.0 million net decrease in cash from financing activities. Financing activities include the purchase of treasury shares for $2.2 million, partially offset by the proceeds from the issuance of commons stock, primarily in connection with the exercise of stock options and purchases under our employee stock purchase plan. We currently have no material commitments for capital expenditures. We may, in the future, continue to purchase treasury shares under our stock repurchase program.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We provide our services to customers primarily in the United States, Canada, the United Kingdom and Denmark. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. Sales by Tanning Technology Europe Limited, a United Kingdom subsidiary, are made in U.S. dollars or its functional currency of pounds sterling. To the extent Tanning Technology Europe has monetary assets and liabilities denominated in any currency other than pounds sterling, any significant variation in exchange rate between the pound sterling and these other currencies could have a material effect on our operating results. To the extent that we bill clients in a currency other than their local currency, exchange rate fluctuations that strengthen the currency in which we bill relative to their local currency could make our services less competitive to such clients. Historically, we have not experienced material fluctuations in our results due to foreign currency exchange rate changes.

        During the fourth quarter of 2001, we commenced the closure of our European operations. Accordingly, future risk associated with foreign currency translation has been significantly reduced. We may continue to serve and bill international clients from the United States.

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

  2.
  Financial Statement Schedule.

    Schedule II—Valuation and Qualifying Accounts is filed as part of this report and is attached hereto as page S-1. All other schedules other than those listed in the Consolidated Financial Statements and Notes thereto have been omitted because they are not applicable or the required information has been included elsewhere in this report.

  3.
  List of Exhibits.

    See Exhibit Index included herein. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

(b)
Reports on Form 8-K:

  None.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
    TANNING TECHNOLOGY CORPORATION

        We have audited the accompanying consolidated balance sheets of Tanning Technology Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanning Technology Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      Ernst & Young LLP

Denver, Colorado
January 30, 2002

TANNING TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
Assets
Current assets:
Cash and cash equivalents	$82,919,993	$57,320,163
Accounts receivable—trade, net of allowance for doubtful accounts of $1,752,962 and $2,731,365 at December 31, 2000 and 2001, respectively	12,767,893	10,517,262
Accounts receivable—other	538,926	428,319
Income taxes receivable	2,019,900	42,103
Deferred income taxes, net	2,034,701	—
Prepaid expenses and other assets	1,525,259	1,648,391

Total current assets	101,806,672	69,956,238
Property and equipment, at cost:
Computer equipment	3,116,825	3,503,210
Office furniture and equipment	2,880,873	3,081,703
Computer software	2,806,026	3,701,055
Leasehold improvements	1,197,760	2,246,029

	10,001,484	12,531,997
Less accumulated depreciation and amortization	(4,576,895)	(7,314,566)

	5,424,589	5,217,431
Deferred income taxes, net	—	6,518,231
Long-term receivables—related party	303,349	210,000
Deposits and other long-term assets	213,574	147,752

Total assets	$107,748,184	$82,049,652

See accompanying notes.

TANNING TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

	December 31,
	2000	2001
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,109,131	$641,668
Accrued compensation	9,485,642	3,763,745
Accrued restructuring charges	—	2,476,069
Other accrued liabilities	1,251,358	499,752
Deferred revenue	348,956	45,030

Total current liabilities	14,195,087	7,426,264
Other long-term liabilities	652,267	681,397
Minority interest	154,094	38,661
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—none at December 31, 2000 and 2001	—	—
Common stock:
Common Stock, $0.01 par value:
Authorized shares—70,000,000
Issued shares—21,560,956 at December 31, 2000 and 21,785,590 at December 31, 2001
Outstanding shares—21,560,956 at December 31, 2000 and 21,166,869 at December 31, 2001	215,610	217,856
Additional paid-in capital	96,022,526	97,433,858
Treasury stock, at cost (618,721 shares as of December 31, 2001)	—	(1,630,270)
Stock subscription receivable	—	(607,831)
Retained deficit	(3,304,716)	(21,465,035)
Accumulated comprehensive loss	(186,684)	(45,248)

Total stockholders' equity	92,746,736	73,903,330

Total liabilities and stockholders' equity	$107,748,184	$82,049,652

See accompanying notes.

TANNING TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	1999	2000	2001
Revenues	$58,463,963	$81,978,461	$46,174,198
Operating expenses:
Project personnel costs	28,147,987	40,262,212	25,220,572
Selling, marketing and administrative expenses	27,832,772	46,090,964	41,500,007
Restructuring charges	—	—	5,144,282
Loss on contract and termination costs	—	5,841,888	—

Total operating expenses	55,980,759	92,195,064	71,864,861

Income (loss) from operations	2,483,204	(10,216,603)	(25,690,663)
Other income (expense):
Interest income	1,613,252	4,608,432	2,901,019
Interest expense	(31,272)	—	—
Other, net	98,692	(774,836)	285,731

Income (loss) before provision for (benefit from) income taxes	4,163,876	(6,383,007)	(22,503,913)
Provision for (benefit from) income taxes	1,714,783	1,530,230	(4,343,594)

Net income (loss)	$2,449,093	$(7,913,237)	$(18,160,319)

Basic earnings (loss) per share	$0.14	$(0.38)	$(0.84)

Basic weighted average shares outstanding	17,556,487	20,945,966	21,509,130

Diluted earnings (loss) per share	$0.12	$(0.38)	$(0.84)

Diluted weighted average shares outstanding	20,032,171	20,945,966	21,509,130

See accompanying notes.

TANNING TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 1999	9,520,293	$290,795	5,696,770	$151,376	—	$—	—	$—	—	$—
Exercised stock options	—	—	—	—	327,388	3,274	—	—	—	—
Reclass to one common stock	(9,520,293)	(290,795)	(5,696,770)	(151,376)	(327,388)	(3,274)	15,544,451	155,445	—	—
Issuance of common stock, IPO	—	—	—	—	—	—	4,310,920	43,109	—	—
Issuance costs	—	—	—	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	—	—	—	—	224,914	2,249	—	—
Exercised stock options	—	—	—	—	—	—	359,261	3,592	—	—
Income tax benefit from stock option exercises	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 1999	—	—	—	—	—	—	20,439,546	204,395	—	—
Issuance of common stock	—	—	—	—	—	—	229,227	2,292	—	—
Employee stock purchase plan	—	—	—	—	—	—	81,644	817	—	—
Exercised stock options	—	—	—	—	—	—	810,539	8,106	—	—
Income tax benefit from stock option exercises	—	—	—	—	—	—	—	—	—	—
Income tax benefit from disqualifying dispositions	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2000	—	—	—	—	—	—	21,560,956	215,610	—	—
Employee stock purchase plan	—	—	—	—	—	—	22,240	223	137,842	500,095
Exercised stock options	—	—	—	—	—	—	202,394	2,023	—	—
Income tax benefit from stock option exercises	—	—	—	—	—	—	—	—	—	—
Income tax benefit from disqualifying dispositions	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	—	—	(785,100)	(2,238,760)
Issuance of treasury stock	—	—	—	—	—	—	—	—	28,537	108,395
Stock subscription receivable	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2001	—	$—	—	$—	—	$—	21,785,590	$217,856	(618,721)	$(1,630,270)

	Stock subscription receivable	Additional paid-in capital	Retained earnings (deficit)	Accumulated comprehensive income (loss)	Total stockholders' equity
Balance, January 1, 1999	$—	$14,178,203	$2,159,428	$(7,757)	$16,772,045
Exercised stock options	—	1,266,726	—	—	1,270,000
Reclass to one common stock	—	290,000	—	—	—
Issuance of common stock, IPO	—	64,620,691	—	—	64,663,800
Issuance costs	—	(6,824,926)	—	—	(6,824,926)
Employee stock purchase plan	—	2,445,162	—	—	2,447,411
Exercised stock options	—	1,755,914	—	—	1,759,506
Income tax benefit from stock option exercises	—	2,112,416	—	—	2,112,416
Net income	—	—	2,449,093	—	2,449,093
Foreign currency translation	—	—	—	(47,607)	(47,607)
Comprehensive income	—	—	—	—	2,401,486

Balance, December 31, 1999	—	79,844,186	4,608,521	(55,364)	84,601,738
Issuance of common stock	—	9,997,736	—	—	10,000,028
Employee stock purchase plan	—	392,287	—	—	393,104
Exercised stock options	—	2,995,654	—	—	3,003,760
Income tax benefit from stock option exercises	—	2,285,578	—	—	2,285,578
Income tax benefit from disqualifying dispositions	—	507,085	—	—	507,085
Net loss	—	—	(7,913,237)	—	(7,913,237)
Foreign currency translation	—	—	—	(131,320)	(131,320)
Comprehensive income	—	—	—	—	(8,044,557)

Balance, December 31, 2000	—	96,022,526	(3,304,716)	(186,684)	92,746,736
Employee stock purchase plan	—	(35,864)	—	—	464,454
Exercised stock options	—	695,472	—	—	697,495
Income tax benefit from stock option exercises	—	91,626	—	—	91,626
Income tax benefit from disqualifying dispositions	—	43,662	—	—	43,662
Treasury stock purchases	—	—	—	—	(2,238,760)
Issuance of treasury stock	117,000	(108,395)	—	—	117,000
Stock subscription receivable	(724,831)	724,831	—	—	—
Net loss	—	—	(18,160,319)	—	(18,160,319)
Foreign currency translation	—	—	—	141,436	141,436
Comprehensive income	—	—	—	—	(18,018,883)

Balance, December 31, 2001	$(607,831)	$97,433,858	$(21,465,035)	$(45,248)	$73,903,330

TANNING TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	1999	2000	2001
Operating activities
Net income (loss)	$2,449,093	$(7,913,237)	$(18,160,319)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of equipment	—	94,412	168,021
Depreciation and amortization	1,419,315	2,476,005	2,744,668
Loss on accounts and other receivables	594,950	5,178,682	2,230,478
Loss on other assets	—	750,000	—
Deferred income taxes	(70,104)	1,158,090	(4,348,242)
Minority interest	87,728	44,304	(115,433)
Restructuring charges	—	—	2,476,069
Changes in operating assets and liabilities:
Accounts receivable—trade	(8,193,416)	(1,475,456)	(112,667)
Accounts receivable—other	(157,118)	(243,065)	60,290
Income taxes receivable	(699,423)	(1,328,477)	1,973,011
Prepaid expenses and other assets	(322,473)	(1,040,419)	(131,833)
Long-term receivables—related parties	(810,000)	506,651	93,349
Deposits and other long-term assets	(705,884)	(135,836)	65,822
Accounts payable	1,120,237	568,023	(2,412,693)
Accrued compensation	2,651,849	4,764,951	(5,599,392)
Deferred revenue	90,042	(116,232)	(291,587)
Other accrued liabilities	563,241	94,927	(766,763)
Other long-term liabilities	325,079	327,188	29,130
Income taxes payable	707,898	—	—

Net cash provided by (used in) operating activities	(948,986)	3,710,511	(22,098,091)
Investing activities
Purchase of property and equipment, net	(3,450,863)	(2,855,426)	(2,697,128)

Net cash used in investing activities	(3,450,863)	(2,855,426)	(2,697,128)
Financing activities
Principal payments on long-term debt	(578,853)	—	—
Purchase of treasury shares	—	—	(2,238,760)
Exercise of stock options	3,029,506	3,003,760	697,495
Proceeds from employee stock purchase plan	2,447,411	393,104	464,454
Net proceeds from issuance of common stock	57,838,874	10,000,028	117,000
Distributions to members Tanning Technology Group, LLC, net	(165,257)	—	—

Net cash provided by (used in) financing activities	62,571,681	13,396,892	(959,811)
Effect of exchange rate on cash	(607)	50,680	155,200

Net increase (decrease) in cash and cash equivalents	58,171,225	14,302,657	(25,599,830)
Cash and cash equivalents at beginning of period	10,446,111	68,617,336	82,919,993

Cash and cash equivalents at end of period	$68,617,336	$82,919,993	$57,320,163

Supplemental disclosures of cash flow information
Cash paid for interest	$31,272	—	—
Cash paid for income taxes	$1,741,815	$2,009,872	—

See accompanying notes.

TANNING TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION

        Tanning Technology Corporation (the "Company" or "Tanning") is an information technology services provider that develops and deploys IT systems for leading companies worldwide. The Company focuses on mission-critical business systems that are engineered to integrate, perform and scale, reliably and predictably. Tanning's offerings are targeted, and its domain expertise is focused, on industries including financial services, logistics, travel and transportation, insurance, healthcare and telecommunications.

        Tanning Technology Group, LLC ("TTG") was formed under the laws of the state of Colorado on February 8, 1995. On January 31, 1997 TTG effected a series of transactions whereby TTG was merged into Tanning Technology Corporation, a newly formed Delaware corporation.

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

        Tanning Technology Europe Limited ("TTEL") is a wholly-owned direct subsidiary of the Company, organized under the laws of the United Kingdom. During the fourth quarter of 2001, the Company commenced a plan to close its offices in the United Kingdom. The Company expects this plan to be completed during the first quarter of 2002.

        During 1998, the Company established a 51% indirectly owned Indian subsidiary, Tanning Technology India Pvt Ltd ("TTI"). Through additional investments, the Company increased its ownership interest in TTI to 76% during 1999. The operating results of TTI are not material to the consolidated results of operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

        The accompanying financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

        The Company's contracts are billed on either a time and materials basis or a fixed price basis. Under time and materials contracts, the Company recognizes revenue as services are provided. The Company recognizes revenue for fixed price contracts on a percentage of completion basis (based on the ratio of costs incurred to the total estimated project cost at completion). In addition, the Company is generally reimbursed for reasonable expenses incurred under its contracts. These expenses are not reflected in the statements of operations.

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

Property and Equipment

        Property and equipment is stated at cost. Depreciation and amortization, which includes amortization of assets under capital leases, is based on the straight-line method over the following estimated useful lives:

Computer equipment	4 years
Office furniture and equipment	7 years
Computer software	2-3 years
Leasehold improvements	Lesser of the life of the improvement or the related lease

Long-lived Assets

        The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist principally of computer equipment and office furniture and equipment. There were no material dispositions of long-lived assets during the year ended December 31, 1999. During the year ended December 31, 2000, the Company determined that computer equipment having an original cost of $537,757 was no longer being used. Accordingly, the Company disposed of those assets and wrote off the remaining net book value of $94,412. During the year ended December 31, 2001 the Company decided to close its operations in the United Kingdom and dispose of the related computer hardware and software and furniture/fixtures. These assets have been written off as part of the related restructuring charge. The total impairment charge was $168,000 and the assets were determined to have a fair value of zero. See footnote 12 for further discussion.

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

Foreign Currency Translation

        The financial statements of TTEL are prepared in pound sterling and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments within comprehensive income in stockholders' equity. In 2001, as a result of the decision to close our European operations, the Company included a $322,000 foreign currency translation adjustment in restructuring charges. These translation adjustments had previously been included within comprehensive income in stockholders' equity. Transaction adjustments for TTEL are included in income. Foreign currency transaction adjustments are not material to income.

Fair Value of Financial Instruments

        The carrying amounts of the Company's cash and cash equivalents, receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments.

Sales to Significant Customers

        The Company provides services to a small number of customers. Two customers accounted for 26% and 24%, respectively, of total revenues in 1999. Two customers accounted for 21% each, of total revenues in 2000. Two customers accounted for 22% each, of total revenues in 2001. The Company performs periodic credit evaluations of its customers' financial condition, including the consideration of macroeconomic factors, and external financing circumstances. Collateral generally is not required.

        As a result of projects ending and client budget pressure, the Company's work for a number of clients who were among the five largest in 2001 sharply declined at the end of 2001 and continuing into 2002.

Accounting Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include allowances for bad debts and expected future earnings and cash flows used to evaluate the recoverability of deferred tax assets. Actual results could differ from those estimates.

        Bad debt expense was $595,000, $5,024,000 and $2,230,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Bad debt expense is recorded based upon the Company's estimate regarding the likelihood of collections, as well as historical collection experience. With respect to 2001, the bad debt expense is principally associated with amounts due from one of the Company's largest customers. The Company is currently in negotiations with the customer regarding its outstanding balance, therefore, the estimate of the amount that will ultimately be collected is subject to change.

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

Earnings Per Share

        The Company has adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The Company has a net loss for the years ended December 31, 2000 and 2001. Therefore, for these periods, the effect of common stock equivalents is excluded in the computation of earnings (loss) per share since their effect is anti-dilutive. Under the treasury stock method, if the Company were not in a net loss position, the securities included from the computation would have been 2,818,300 shares and 445,452 shares for the years ended December 31, 2000 and 2001, respectively.

        The following table reflects the basic and diluted weighted average shares.

	Year ended December 31,
	1999	2000	2001
Weighted-average shares outstanding	17,556,487	20,945,966	21,509,130
Dilutive impact of options outstanding	2,475,684	—	—

Weighted-average shares and potential dilutive shares outstanding	20,032,171	20,945,966	21,509,130

Reclassifications

        Certain of the prior year amounts have been reclassified to conform with the 2001 presentation.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 has not had a significant effect on the financial condition or results of operations of the Company.

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

        During the year ended December 31, 2001, the Company issued 362,476 shares of common stock in conjunction with purchases under its qualified employee stock purchase plan, as well as the exercise of vested stock options.

        During the year ended December 31, 2001, the Company repurchased 785,100 shares of its common stock for an aggregate price of $2,238,760. The Company reissued 166,379 of these treasury shares in conjunction with purchases under its qualified employee stock purchase plan, as well as a purchase of company stock made by a key executive during November 2001.

        During the third quarter of 2001, the Company entered into a stock subscription agreement with a key executive who commenced employment on November 1, 2001. This agreement provides that the executive will purchase, on various dates from November 2001 to November 2002, a total of 176,788 shares of the Company's common stock at a per share price of $4.10, for an aggregate purchase price of $724,831. This obligation to purchase common stock is not contingent upon future employment of the key executive. During the fourth quarter of 2001, 28,537 shares of common stock were issued out of treasury in conjunction with this agreement.

        In connection with the formation of a strategic relationship, GlobalCenter, Inc. purchased, on February 1, 2000, 229,227 shares of the Company's common stock at a per share price of $43.625, for an aggregate purchase price of $10,000,028.

4.    INCOME TAXES

        The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	1999	2000	2001
Provision for income taxes:
Current:
Federal	$1,576,662	$1,414,039	$(2,534,604)
State	306,002	77,121	(359,414)
Foreign	(97,777)	60,738	4,648

Total current	1,784,887	1,551,898	(2,889,370)
Deferred:
Federal	(60,707)	(17,081)	(1,236,090)
State	(9,397)	(4,587)	(218,134)

Total deferred	(70,104)	(21,668)	(1,454,224)

Provision for income taxes	$1,714,783	$1,530,230	$(4,343,594)

        The components of the deferred tax provision (benefit), which arise from timing differences between financial and tax reporting, are presented below:

	December 31,
	2000	2001
Allowance for uncollectible accounts	$352,822	$337,190
Accrued commissions	—	65,040
Accrued vacation	103,193	10,753
Deferred revenue	(73,125)	16,796
Deferred rent	—	244,032
Accelerated depreciation	(341,806)	521,028
Deferred state income taxes	(1,560)	19,224
Other	(17,856)	240,161

	$21,668	$1,454,224

        Variation from the federal statutory rate is as follows:

	Year ended December 31,
	1999	2000	2001
Expected provision for (benefit from) federal income taxes at statutory rate of 34%	$1,415,718	$(2,170,222)	$(7,651,331)
Permanent differences	50,525	76,183	71,643
State taxes, net of federal benefit	195,759	47,872	(509,783)
Valuation allowance on capital loss	—	300,000	—
Other	52,781	10,760	266,741
Valuation allowance on domestic losses	—	—	1,250,642
Valuation allowance on foreign losses	—	2,411,073	2,228,494
Difference between U.S. and foreign tax rates	—	854,564	—

	$1,714,783	$1,530,230	$(4,343,594)

        The components of the net deferred income tax asset are as follows:

	December 31,
	2000	2001
Allowance for uncollectible accounts	$654,548	$991,738
Accrued vacation	194,147	204,900
Accrued compensation	—	262,188
Deferred revenue	—	16,796
Deferred rent	—	244,032
Deferred state income taxes	(19,224)	—
Accelerated depreciation	(416,825)	104,203
Other	9,150	249,311
Net operating losses—domestic	1,612,905	5,695,705
Net operating losses—foreign	2,411,073	4,639,567
Valuation allowance on domestic losses	—	(1,250,642)
Valuation allowance on foreign losses	(2,411,073)	(4,639,567)

Deferred tax asset, net	$2,034,701	$6,518,231

For the year ended December 31, 2001, loss before income taxes for domestic and foreign operations was ($15,658,676) and ($6,845,237), respectively. For the year ended December 31, 2000, income (loss) before income taxes for domestic and foreign operations was $2,884,697 and ($9,267,704), respectively. The history of operating losses has created uncertainty regarding the future benefit of deferred tax assets arising from both foreign and domestic operations. As such, at December 31, 2000, all foreign deferred tax assets were fully reserved. The Company did not record any additional deferred tax assets relating to foreign operations during the year ended December 31, 2001. The Company also recorded a valuation allowance of approximately $1.3 million against domestic deferred tax assets during the fourth quarter of 2001. If the Company fails to begin to generate pre-tax profits in the United States in 2002, there is uncertainty regarding the realizable value of recorded deferred tax assets of approximately $6.5 million at December 31, 2001.

        The Company has accumulated net operating loss carry-forwards as follows:

	Amount	Expire
Domestic	$15,269,987	2019-2021
Foreign	$12,306,543	No expiration

5.    COMMITMENTS AND CONTINGENCIES

        The Company leases equipment and office space. Rental expense under operating leases included in selling, marketing and administrative expenses was $4,935,533, $3,610,683 and $2,150,312 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The following represents the future minimum lease payments for all noncancelable operating leases at December 31, 2001:

2002	$4,140,830
2003	3,318,123
2004	2,900,475
2005	2,669,545
2006	2,690,464
Thereafter	2,767,577

Total minimum lease payments	$18,487,014

        At December 31, 2001, the Company has approximately $582,000 in future office lease payments accrued as a restructuring charge. See further discussion in footnote 12.

        During the third quarter of 2001, the Company entered into an employment agreement with a key executive who commenced employment on November 1, 2001. This agreement provides that the executive receive, on various dates from November 2001 to November 2002, gross payments from the Company aggregating approximately $1,450,000. At December 31, 2001, the Company has a current liability recorded in the amount of approximately $528,000 associated with these payments.

6.    RELATED PARTY TRANSACTIONS

        The Company has entered into employment agreements with certain stockholders of the Company. These employment agreements were for three years and consisted of annual minimum salary payments of $950,000 (in the aggregate for the employees who are party to these agreements) plus annual bonuses, as defined. In connection with the initial public offering, the Company amended these agreements to change the annual salary payments to $570,000 (in the aggregate for the employees who are party to these agreements) plus annual bonuses. Effective October 1, 1999 through December 31, 2000, the Company amended these agreements to reduce the annual salary payments to $399,000 (in the aggregate for the employees who are party to these agreements).

        Effective December 31, 1998, the Company agreed to distribute $165,257 to the former members of TTG. This distribution was for reimbursement of taxes paid by the members resulting from the conversion of an LLC to a C Corporation on January 31, 1997. The company made this distribution during 1999.

        During 2000 and 2001, the Company extended loans to certain employees for an aggregate amount of $684,000 and $25,000, respectively. These loans bear interest at Applicable Federal Rates ranging from 3.90% to 6.60% per annum, as prescribed by the Internal Revenue Service. All outstanding principal and unpaid interest amounts associated with these loans become due on various dates through November 2004.

        During 2000, the Company received principal payments against these loans in the amount of $381,651, and recorded reserves against employee loans in the amount of $154,500. The Company also granted six month due date extensions on employee loans aggregating $273,000 during the year ended December 31, 2000.

        During 2001, the Company received principal payments against these loans in the amount of $85,414 and wrote off loans totaling $16,000 against amounts previously reserved. The Company granted one year extensions on employee loans aggregating $500,000 and a six month extension on a $25,000 loan during the year ended December 31, 2001.

7.    EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees age twenty-one or older are eligible to participate in the plan upon employment with the Company and may elect to defer up to 15 percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the retirement plan agreement, the Company, at its discretion, may make voluntary contributions to the plan. Each employee must complete one year of service, as defined, in order to receive any voluntary contributions made by the Company. Total employer contributions to the plan during 1999, 2000 and 2001 were $138,542, $251,239 and $279,611, respectively.

8.    STOCK OPTIONS

        In 1997, the Company adopted the Tanning Technology Corporation Stock Option Plan (as amended, the "1997 Plan"). The 1997 Plan provides for the granting of incentive stock options to key employees, and nonqualified stock options to key employees, contractors and directors of the Company. The maximum number of shares of common stock available for awards under the 1997 Plan is 3,289,094. All awards are for the right to purchase one share of common stock at a price to be determined by a committee of the Board of Directors. The exercise price per share, however, may not be less than 100% of the fair market value of a share on the date the option is granted. Options generally vest over a period of 4-5 years; however, other vesting periods may be authorized by the committee. Unless otherwise terminated or cancelled, options under the 1997 Plan have a ten year life from the date of grant. Terminated or cancelled options may be reissued under the 1997 Plan. The 1997 Plan shall terminate on July 22, 2009.

        In 1998, the Company adopted the Tanning Technology Corporation 1998 Stock Option Plan (as amended, the "1998 Plan"). The 1998 Plan, which carries similar terms and conditions as the 1997 Plan, authorizes the grant of options for up to 6,229,640 shares of common stock. The 1998 Plan shall terminate on July 24, 2008.

        Effective July 22, 1999, the Company adopted the Tanning Technology Corporation 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan, which carries similar terms and conditions as the 1997 Plan and 1998 Plan, authorizes the grant of options for up to 5,000,000 shares of common stock. The 1999 Plan shall terminate on July 22, 2009.

        Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: volatility factors of 1.076, 1.247 and 1.183; risk-free interest rates of 4.51%-5.00%; dividend yields of 0 for each year; and a weighted-average expected life of the option of 5 years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net income (loss) and earnings per share was as follows:

	Year ended December 31,
	1999	2000	2001
Net income (loss)	$(829,000)	$(20,129,000)	$(23,619,273)

Basic earnings (loss) per share	$(0.05)	$(0.96)	$(1.10)

Diluted earnings (loss) per share	$(0.05)	$(0.96)	$(1.10)

        A summary of the Company's stock option activity, and related information, for the years ended December 31, 1999, 2000 and 2001 is as follows:

	Options	Weighted-average exercise price
Outstanding January 1, 1999	5,331,857	$3.57
Granted	4,665,459	13.70
Exercised	(686,647)	4.41
Forfeited	(639,000)	5.92

Outstanding December 31, 1999	8,671,669	8.78
Granted	3,959,380	20.09
Exercised	(810,539)	3.71
Forfeited	(1,591,227)	18.44

Outstanding December 31, 2000	10,229,283	12.06
Granted	3,131,493	4.10
Exercised	(202,394)	3.45
Forfeited	(2,794,939)	15.34

Outstanding December 31, 2001	10,363,443	8.91

Outstanding Options				Exercisable Options
Option Price Range	Shares Under Option	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Currently Exercisable	Weighted Average Exercise Price
$2.60 to $3.99	4,574,122	7.2 years	$3.59	2,974,768	$3.53
$4.00 to $6.99	2,500,948	9.2 years	$4.42	545,734	$4.38
$7.00 to $11.99	1,077,185	7.6 years	$9.55	523,266	$9.33
$12.00 to $19.99	1,390,340	8.1 years	$15.23	569,129	$15.22
$20.00 to $35.00	235,916	7.9 years	$29.49	157,160	$30.08
$37.00 to $65.00	584,932	8.0 years	$45.28	334,771	$45.02

        The weighted average fair value of options granted during 2001, 2000 and 1999 were $3.26, $17.16 and $11.45, respectively.

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

        SFAS 131 also requires the disclosure of certain financial information pertaining to geographic areas. Information about the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

	Year ended December 31,
	1999	2000	2001
Revenues from external customers:
North America	$38,872	$59,748	$32,301
Denmark	15,369	16,818	10,021
Other international	4,223	5,412	3,852

Total	$58,464	$81,978	$46,174

	December 31,
	2000	2001
Long-lived assets, net:
United States	$3,537	$3,968
Foreign	1,888	1,249

Total	$5,425	$5,217

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

        In July 1999, the Company replaced the 1999 Plan with the adoption of the Tanning Technology Corporation 1999 Employee Stock Purchase Plan (the "Plan"). The Company intends that the Plan qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All full-time employees who have completed at least four months of service prior to the expiration of the purchase period are eligible to participate in the Plan. Under the Plan, eligible employees can purchase shares, subject to limitations, of the Company's Common Stock at a discount not to exceed 15% of the market price as defined. During the years ended December 31, 1999, 2000 and 2001, the Company issued 165,820, 81,644 and 160,082 shares of Common Stock in conjunction with this plan, respectively. Due to immateriality, the estimated fair value of employees' purchase rights under the Employee Stock Purchase Plan have not been included in the SFAS 123 pro-forma disclosure in footnote 8.

12.  RESTRUCTURING CHARGES

        In June 2001, the Company recorded restructuring charges of $513,570 in conjunction with the realignment of its European staffing profile. The Company executed this restructuring as a cost reduction measure. The charge primarily consists of severance pay and other incidental costs associated with a workforce reduction of 16 employees, of which 11 were billable consultants, and 5 were sales, general or administrative employees, in the Company's European operation. During the third quarter of 2001, the Company reversed $163,384 in restructuring charges related to this realignment.

        During September 2001, the Company recorded an additional charge of $1,204,822 in conjunction with the restructuring of its North American operations. The Company executed this restructuring as a cost reduction measure. The charge includes approximately $560,000 in severance pay and other costs associated with a workforce reduction of 37 employees, of which 30 were billable consultants, and 7 were sales, general or administrative employees, in the Company's North American operation. This charge also includes approximately $460,000 of Boston facility rent expense for the 14 months following the September 2001 restructuring, as the lease for this facility was abandoned. The remainder of the restructuring charge relates to lease termination costs associated with the closure and sub-lease of the Company's San Jose offices.

        During the fourth quarter of 2001, the Company commenced the closure of its European operations. In conjunction with this closure, the Company recorded a restructuring charge of $3,589,271 in the fourth quarter. The charge includes approximately $2,530,000 in severance pay and other costs associated with a workforce reduction of 70 employees, of which 48 were billable consultants, and 22 were sales, general or administrative employees, in the Company's European operation. The remainder of the restructuring charge relates to losses on computer hardware and software and furniture/fixture disposals, the disposition of cumulative translation adjustments, and rent expense associated with our United Kingdom offices for the 9 months following the fourth quarter of 2001 restructuring.

        The Company expects quarterly cost savings associated with the closure of its European operations to be approximately $3.5 million, which consists of a reduction in project personnel costs of approximately $1.9 million, and a reduction of selling, marketing and administrative expenses of approximately $1.6 million.

        Including restructuring charges, the revenues and net losses of the Company's European operations are as follows (in thousands):

	Year ended December 31,
	1999	2000	2001
Revenues	$19,591	$22,230	$12,403
Net loss	(361)	(9,490)	(6,504)

        Approximately $2,476,000 in restructuring charges remains unpaid and are included in current liabilities as of December 31, 2001.

        Restructuring charges, reversals and utilization, both cash and non-cash, as of December 31, 2001 are as follows (in thousands):

				Utilization
	Original Charge	Restructure Reversal	Total Charge			Unpaid Balance
				Cash	Non-cash
Workforce reduction costs	$3,668	$(163)	$3,505	$(1,892)	$	$1,613
Lease terminations	1,149	1,149	(286)	863
Depreciable assets	168	168	(168)
Cumulative translation adjustment	322	322	(322)

Total restructuring costs	$5,307	$(163)	$5,144	$(2,178)	$(490)	$2,476

13.  SUBSEQUENT EVENT

        On January 16, 2002, the Company executed a global business reorganization associated with its North American and Indian operations. This reorganization will result in a workforce reduction of approximately 100 employees, and an estimated restructuring charge, to be taken in the first quarter of 2002, of $1.3 million.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Period ending December 31, 1999
Allowance for doubtful accounts	$956,656	$594,950	—	$676,657	$874,949
Period ending December 31, 2000
Allowance for doubtful accounts	$874,949	$5,024,182	—	$4,146,169	$1,752,962
Valuation allowance on deferred tax assets	—	$2,411,073	—	—	$2,411,073
Period ending December 31, 2001
Allowance for doubtful accounts	$1,752,962	$2,230,478	—	$1,252,075	$2,731,365
Valuation allowance on deferred tax assets	$2,411,073	$3,479,136	—	—	$5,890,209

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANNING TECHNOLOGY CORPORATION
Date: February 22, 2002	By: /s/ Henry F. Skelsey Henry F. Skelsey CHIEF FINANCIAL OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY G. TANNING Larry G. Tanning	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2002
/s/ HENRY F. SKELSEY Henry F. Skelsey	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 22, 2002
/s/ GREGORY A. CONLEY Gregory A. Conley	Director	February 22, 2002
/s/ DAN J. HESSER Dan J. Hesser	Director	February 22, 2002
/s/ CHRISTOPHER P. MAHAN Christopher P. Mahan	Director	February 22, 2002
/s/ JOSEPH P. ROEBUCK Joseph P. Roebuck	Director	February 22, 2002
/s/ MICHAEL E. SHANAHAN Michael E. Shanahan	Director	February 22, 2002
/s/ J. CLIFFORD DODD J. Clifford Dodd	Director	February 22, 2002

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of Tanning, as amended and restated(1)
3.2	Bylaws of Tanning, as amended and restated(1)
4.1	Form of certificate of common stock(1)
4.2	Amended and Restated Registration Rights Agreement, dated as of July 20, 1999, by and among Tanning and the parties listed as signatories thereto(2)
10.1	Form of Employment, Confidentiality and Non-Competition Agreement (including Employee-Specific Terms) between Tanning and Larry Tanning(1)
10.2	Form of Promissory Note in the amount of $250,000, made by Larry Tanning in favor of Tanning(1)
10.3	Form of Employment, Confidentiality and Non-Competition Agreement (including Employee-Specific Terms) between Tanning and Bipin Agarwal(1)
10.4	Form of Promissory Note in the amount of $250,000, made by Bipin Agarwal in favor of Tanning(1)
10.5	Form of Employment, Confidentiality and Non-Competition Agreement between Tanning and each of Louis A. D'Alessandro, Henry F. Skelsey, John Piccone, Mark Tanning and Frederick H. Fogel(1)
10.6	Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and Louis A. D'Alessandro, dated as of February 1, 1999(1)
10.7	Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and Henry F. Skelsey, dated as of June 1, 1999(1)
10.8	Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and John Piccone, dated as of June 30, 1999(1)
10.9	Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and Mark Tanning, dated as of February 1, 1999(1)
10.10	Employee-Specific Terms of Employment, Confidentiality and Non-Competition Agreement between Tanning and Frederick H. Fogel, dated as of June 30, 1999(1)
10.11	Employment Agreement between Tanning and Richard Herman, dated May 22, 2000(5)
10.12	Employment Agreement between Tanning and Michael Cooper, dated October 16, 2000(5)
10.13	Employment Agreement between Tanning and Stephen Mahoney, dated January 15, 2001(5)
10.14	Employment Agreement between Tanning and Mark Teflian, dated June 19, 2001(6)
10.15	Employment Agreement between Tanning and Gregory Conley, dated September 14, 2001(7)
10.16	Subscription Agreement between Tanning and Gregory Conley, dated September 14, 2001(7)
10.17	Employment Agreement between Tanning and AVR Venkatesa, dated October 5, 2001 Amended and Restated Shareholder Agreement, dated as of July 20, 1999, by and among Tanning and the parties listed as signatories thereto
10.18	Lease, dated as of June 3, 1998, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street(1)
10.19	Amendment No. 1 to Lease, dated as of March 11, 1999, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street(1)
10.20	Amendment No. 2 to Lease, dated as of May 28, 1999, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street(1)
10.21	Amendment No. 3 to Lease, dated as of May 28, 1999, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street(5)
10.22	Form of Excise Tax Agreement(1)
10.23	1997 Stock Option Plan, as amended and restated(6)
10.24	1998 Stock Option Plan, as amended and restated(6)
10.25	1999 Employee Stock Purchase Plan(1)
10.26	1999 Stock Option Plan(1)

10.27	Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and Bipin Agarwal, regarding Five Quarter Compensation Plan(3)
10.28	Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and Frederick H. Fogel, regarding Five Quarter Compensation Plan(3)
10.29	Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and Henry F. Skelsey, regarding Five Quarter Compensation Plan(3)
10.30	Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and Mark W. Tanning, regarding Five Quarter Compensation Plan(3)
10.31	Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and John N. Piccone, regarding Five Quarter Compensation Plan(3)
10.32	Letter Agreement dated November 1, 1999 between Tanning Technology Corporation and Larry G. Tanning, regarding Five Quarter Compensation Plan(3)
10.33	June 30, 2000 Agreement between Tanning Technology Europe Limited and British Sky Broadcasting Limited(4)
10.34	Letter Agreement dated January 25, 2002 between Tanning Technology Corporation and Bipin Agarwal, regarding transfer of Tanning shares
21.1	Subsidiaries of Tanning(1)
23.1	Consent of Ernst & Young LLP, Independant Auditors

(1)
Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.
(2)
Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999.
(3)
Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ending December 31, 1999.
(4)
Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.
(5)
Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ending December 31, 2000
(6)
Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2001
(7)
Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2001