Form 10-Q
period 2002-03-31
TANNING TECHNOLOGY CORP
filed 2002-04-29
CIK 1086384

Use these links to rapidly review the document
TANNING TECHNOLOGY CORPORATION TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of April 24, 2002 there were 21,144,109 shares of Common Stock, $.01 par value, outstanding.

TANNING TECHNOLOGY CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,897,481	$57,320,163
Accounts receivable—trade, net	1,665,777	10,517,262
Prepaid expenses and other current assets	2,444,085	2,118,813

Total current assets	60,007,343	69,956,238
Property and equipment, net	4,828,707	5,217,431
Deferred taxes, net	—	6,518,231
Long-term receivables—related parties	210,000	210,000
Deposits and other long-term assets	141,740	147,752

Total assets	$65,187,790	$82,049,652

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$407,689	641,668
Accrued compensation	2,402,591	3,763,745
Accrued restructuring charges	1,134,528	2,476,069
Other current liabilities	270,952	544,782

Total current liabilities	4,215,760	7,426,264
Other long-term liabilities	608,048	720,058
Stockholders' equity:
Common stock, $0.01 par value, 70,000,000 shares authorized; 21,794,502 and 21,785,590 shares issued; and 21,144,109 and 21,166,869 shares outstanding at March 31, 2002 and December 31, 2001	217,946	217,856
Additional paid-in capital	91,861,682	97,433,858
Treasury stock, at cost (650,393 and 618,721 shares as of March 31, 2002 and December 31, 2001	(1,354,970)	(1,630,270)
Stock subscription receivable	(115,002)	(607,831)
Retained deficit	(30,214,915)	(21,465,035)
Accumulated comprehensive loss	(30,759)	(45,248)

Total stockholders' equity	60,363,982	73,903,330

Total liabilities and stockholders' equity	$65,187,790	$82,049,652

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2002	2001
Revenues	$2,003,208	$13,008,940
Operating expenses:
Project personnel costs	3,417,698	7,531,901
Selling, marketing and administrative expenses	4,974,046	10,712,271
Restructuring charges	1,343,127	—

Total operating expenses	9,734,871	18,244,172

Loss from operations	(7,731,663)	(5,235,232)
Other income	224,974	1,424,755

Loss before provision for (benefit from) income taxes	(7,506,689)	(3,810,477)
Provision for (benefit from) income taxes	1,243,191	(1,410,523)

Net loss	$(8,749,880)	$(2,399,954)

Basic and diluted loss per share	$(0.41)	$(0.11)

Basic and diluted weighted average shares outstanding	21,154,194	21,606,321

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2002	2001
Operating activities
Net loss	$(8,749,880)	$(2,399,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	476,865	710,753
Deferred income taxes	1,478,091	(1,465,339)
Minority interest	(111,644)	37,793
Restructuring charges	(1,368,732)	—
Changes in operating assets and liabilities:
Accounts receivable—trade	8,839,689	(977,657)
Other assets	(604,057)	1,325,662
Accounts payable	(230,328)	(887,614)
Accrued compensation	(1,326,732)	(4,579,999)
Other liabilities	(271,564)	(66,926)

Net cash used in operating activities	(1,868,292)	(8,303,281)
Investing activities
Purchase of property and equipment, net	(92,820)	(1,530,219)

Net cash used in investing activities	(92,820)	(1,530,219)
Financing activities
Proceeds from exercise of stock options	25,840	347,810
Net proceeds from issuance of common stock	492,829	—

Net cash provided by financing activities	518,669	347,810
Effect of exchange rate on cash	19,761	(55,405)

Net decrease in cash and cash equivalents	(1,422,682)	(9,541,095)
Cash and cash equivalents at beginning of period	57,320,163	82,919,993

Cash and cash equivalents at end of period	$55,897,481	$73,378,898

Supplemental disclosure of non-cash investing and financing transactions
Receipt of common stock as payment on short-term note receivable	$282,486	—
Increase in valuation allowance for deferred tax assets and reduction in additional paid-in capital for previously recorded income tax benefits attributable to stock option exercises and disqualifying dispositions	(5,040,367)	—

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Tanning Technology Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in our Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2002, or other periods presented, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

(2)  EARNINGS PER SHARE

        Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The Company has a net loss for the three month periods ended March 31, 2002 and 2001. Therefore, for these periods, the effect of common stock equivalents is excluded from the computation of earnings (loss) per share since their effect is anti-dilutive. Under the treasury stock method, if the Company were not in a net loss position, the securities included in the computation would have been 8,170 shares and 832,661 shares for the three months ended March 31, 2002 and 2001, respectively. The following table reflects the basic and diluted weighted average shares.

	Three months ended March 31,
	2002	2001
Weighted-average shares outstanding	21,154,194	21,606,321
Dilutive impact of options outstanding	8,170	832,661

Weighted-average shares and potential dilutive shares outstanding	21,162,364	22,438,982

(3)  CAPITAL STOCK

        During the three months ended March 31, 2002, the Company issued 8,911 shares of common stock in conjunction with the exercise of vested stock options.

        During the third quarter of 2001, the Company entered into a stock subscription agreement with a key executive who commenced employment on November 1, 2001. This agreement provides that the executive will purchase, on various dates from November 2001 to November 2002, a total of 176,788 shares of the Company's common stock at a per share price of $4.10, for an aggregate purchase price of $724,831. This obligation to purchase common stock is not contingent upon future employment of the key executive. During the first quarter of 2002, 120,202 shares of common stock were issued out of treasury in conjunction with this agreement.

        During the first quarter of 2002, the Company received 151,874 shares of its common stock from a former key executive as full payment on a promissory note, owed to the Company by the former executive, including accrued interest, in the amount of $282,486. These shares are included in treasury stock at March 31, 2002.

(4)  DEFERRED TAXES

        The Company's financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits recorded against operating losses incurred in 2001, as well as tax benefits resulting from the exercise of employee stock options which were recorded as additional paid-in capital in the period of exercise. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against the net deferred tax assets. As a result of operating losses incurred in 2001, the continued operating loss in the first quarter of 2002, anticipated additional operating losses for the second quarter of 2002, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002. The increase in the valuation allowance recorded on the Company's statement of operations in the first quarter was approximately $1.2 million, with the balance of the valuation allowance adjustment of approximately $5.1 million reflected as a reduction of the Company's additional paid-in capital.

        If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax asset would increase net income in the period such determination is made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates could materially affect the financial condition and results of operations. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

(5)  SEGMENT REPORTING

        Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single business unit for all periods presented.

        Information about the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

	Three months ended March 31,
	2002	2001
Revenues from external customers:
North America	$1,744	$8,506
Denmark	259	3,608
Other international	—	895

Total	$2,003	$13,009

	March 31, 2002	March 31, 2001
Long-lived assets, net:
United States	$3,867	$4,202
Foreign	962	1,991

Total	$4,829	$6,193

(6)  COMPREHENSIVE INCOME

        Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:

	Three months ended March 31,
	2002	2001
Net loss	$(8,749,880)	$(2,399,954)
Foreign currency translation gain (loss)	14,489	(124,405)

Comprehensive loss	$(8,735,391)	$(2,524,359)

(7)  RESTRUCTURING CHARGES

        During the last three quarters of 2001, the Company executed a series of cost control initiatives in our North American and European operations, resulting in aggregate restructuring charges of $5.3 million during 2001. These charges include approximately $3.6 million in severance pay and other costs associated with a workforce reduction of 123 employees, of which 89 were billable consultants, and 34 were sales, general or administrative employees. The remainder of the restructuring charges relates to lease termination and other costs associated with office closures, losses on computer hardware and software and furniture/fixture disposals, and the disposition of cumulative currency translation adjustments. As a result of these initiatives, the Company closed its European operations.

        During the first quarter of 2002, the Company executed a global business reorganization associated with its North American and Indian operations. This reorganization resulted in a charge of $1.3 million taken in the first quarter of 2002. The charge includes approximately $1.3 million in severance pay and other costs associated with a workforce reduction of 75 billable consultants and 23 sales, general and administrative employees. The remainder of the restructuring charge relates to lease termination and other costs associated with office closures.

        Approximately $1,135,000 in restructuring charges remain unpaid and are included in current liabilities as of March 31, 2002.

        Original restructuring charges, occurring during the last three quarters of 2001 and the first quarter of 2002, additional charges, reversals and utilization, both cash and non-cash, as of March 31, 2002 are as follows (in thousands):

				Utilization
	Original Charges	Additional Charges (Reversals)	Total Charges			Unpaid Balance
				Cash	Non-cash
Workforce reduction costs	$4,971	$(65)	$4,906	(4,261)	—	$645
Lease terminations	1,189	—	1,189	(699)	—	490
Depreciable assets	168	(35)	133	—	(133)	—
Cumulative translation adjustment	322	(63)	259	—	(259)	—

Total restructuring costs	$6,650	$(163)	$6,487	$(4,960)	(392)	$1,135

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, many of which are beyond our control. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements and our expectations as a result of, among other things, variations in demand for information technology services and in economic conditions generally; our ability to attract business from new clients, and maintain and expand business from existing clients; potential difficulties in managing costs and resource levels, and recruiting and retaining technical and management professionals and key employees; our dependence on our principal clients; the ability of clients to terminate projects before completion; difficulties associated with international operations; difficulties in estimating the time and resources necessary for project engagements and in continuing to perform challenging and critical projects in a manner that satisfies our clients; potential collection risks arising from clients with uncertain financial condition; the intensely competitive nature of the business areas in which we compete; difficulties in responding to changing technology, industry standards and client preferences; dependence on continued growth in use and acceptance of the Internet; difficulties associated with potential acquisitions and investments; and the other factors set forth in Exhibit 99.1 to our Securities and Exchange Commission filings as well as factors discussed elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        We are an information technology services provider that develops and deploys IT systems that reduce cost, improve performance and drive competitive advantage for leading companies worldwide. We focus on mission-critical business systems that are engineered to integrate, perform and scale, reliably and predictably. Our years of experience in pushing system performance limits has resulted in a unique family of Powering Performance™ solutions and methodologies that are at the core of everything we do. Our offerings are targeted, and our domain expertise is focused, on industries in which mission-critical high-performance IT systems provide competitive advantage, including financial services, logistics, travel and transportation, insurance, healthcare and telecommunications

        Our revenue is comprised of fees generated for professional services. We generally provide services to clients on a time and materials or a fixed-fee basis. Under time and materials contracts, we recognize revenue as services are provided. Under fixed-fee contracts, we recognize revenue on a percentage of completion basis, which relies on estimates of total expected contract revenues and costs. We follow this method because we believe we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the contract term, recognized revenues and profits are subject to revisions as the contract progresses to completion. We are generally reimbursed for reasonable expenses under our contracts. These expenses are not reflected on our statements of operations.

        During the last three quarters of 2001, we executed a series of cost control measures in our North American and European operations, resulting in aggregate restructuring charges of approximately $5.3 million during 2001. These charges primarily consist of severance pay and other costs associated with a workforce reduction of 123 employees. The remainder of the restructuring charges relates to lease termination and other costs associated with office closures, losses on computer hardware and software and furniture/fixture disposals, and the disposition of cumulative translation adjustments. As a result of these initiatives, we closed our European operations. We will continue to serve our international clients from our North American and Indian facilities.

        During January 2002, we executed additional cost control measures in our North American and Indian operations, resulting in a workforce reduction of 98 employees, as well as certain office closures. The aggregate financial impact of these measures was a restructuring charge of approximately $1.3 million, taken during the first quarter of 2002, primarily consisting of severance pay and lease termination costs. As a result of this reorganization, first quarter 2002 savings were approximately $2.4 million, and expected go-forward quarterly savings are approximately $2.7 million.

        Revenue from foreign operations represents revenue for professional services performed for clients outside North America. Foreign operations represented 13% of revenues in the first three months of 2002, and 35% of revenues for the same period in 2001. Given the closure of our European facilities, we do not anticipate significant revenue from foreign operations in the foreseeable future.

        Historically, a large portion of our revenues has been derived from a limited number of clients. Our top five customers accounted for 98% and 73% of total revenues during the first three months of 2002 and 2001, respectively. To the extent we are unable to mitigate this revenue concentration through new business development, any cancellation, reduction or deferral in work performed for our principal clients will have an adverse effect on us. Many factors can result in a cancellation, reduction or deferral of services requested by our customers, including budget constraints, perceived project progress, perceived project success or value, industry shifts and consolidation, and economic factors. For example, as a result of projects ending and client budget pressure, our work for a number of clients who were among our five largest in 2001 has sharply declined, significantly adversely affecting our revenue at the end of 2001 and continuing into 2002.

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

        Significant management judgement is required to determine the realizability of our deferred tax assets, and any valuation allowance recorded against the deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax will not be realized. As a result of operating losses incurred in 2001, the continued operating loss in the first quarter of 2002, anticipated additional operating losses for the second quarter of 2002, and uncertainty as to the extent and timing of profitability in future periods, we recorded a valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002. The increase in the valuation allowance recorded on our statement of operations in the first quarter of 2002 was $1.2 million, with the balance of the valuation allowance adjustment of $5.1 million reflected as a reduction of our additional paid-in capital. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the valuation allowance would increase net income in the period such determination is made. Since the amount of the deferred tax asset considered realizable is based on significant estimates, it is at least reasonably possible that changes in the estimates could materially affect our financial conditions and results of operations.

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

        The demand for the services that we provide is sensitive to a variety of factors, including industry trends and economic conditions. Throughout 2001 and continuing in 2002, poor general economic conditions and industry-specific shifts in demand have caused and could continue to cause existing and/or potential clients to reduce or eliminate their investment in the types of services we provide, and make it more difficult to replace any principal clients of ours that have reduced their level of investment in our services. Further, competitive and pricing pressures have increased. Our ability to grow our revenues in the near-term will continue to be adversely affected by these factors.

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

        Project personnel costs represent a significant expense and consist primarily of salaries, bonuses and employee benefits for company personnel dedicated to client assignments, and fees paid to subcontractors for work performed on our projects. Non-billable time incurred by our project personnel resulting from excess resource capacity adversely affects gross margin, and may continue to cause gross profit margins to decrease. During the third quarter of 2001, we eliminated 30 project personnel positions in our North American operation, to more closely align needed skill sets with market demand. The closure of our European facilities, which commenced during the fourth quarter of 2001, resulted in the elimination of 48 European project personnel positions. During the first quarter 2002, we executed further global reorganization initiatives in our North American and Indian operations, which resulted in the elimination of 75 project personnel positions.

        Selling, marketing and administrative expenses consist primarily of salaries, bonuses, commissions and employee benefits for non-project personnel, occupancy costs, staff recruiting costs, travel expenses, depreciation expense, bad debt expense and promotional costs. During the third quarter of 2001, we eliminated 7 selling, marketing and administrative positions in our North American operation. The closure of our European facilities, which commenced during the fourth quarter of 2001, resulted in the elimination of 22 European selling, marketing and administrative positions. During the first quarter of 2002, we executed further global reorganization initiatives in our North American and Indian operations, which resulted in the elimination of 23 selling, marketing and administrative positions.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of revenues of certain items included in our consolidated statements of operations.

	Three months ended March 31,
	2002	2001
Revenues	100%	100%
Project personnel costs	171	58

Gross profit margin	(71)	42
Selling, marketing and administrative	248	82
Restructuring charges	67	—

Income (loss) from operations	(386)	(40)
Interest income and other, net	11	11

Income (loss) before income taxes	(375)	(29)
Income tax provision (benefit)	62	(11)

Net income (loss)	(437)%	(18)%

Comparison of three months ended March 31, 2001 and 2002

  Net revenues

        Our revenues decreased $11.0 million, or 85%, to $2.0 million for the first quarter of 2002 from $13.0 million for the first quarter of 2001. The decrease in revenue is primarily attributable to a decline in the number and size of projects being worked on for certain existing clients, the conclusion of our relationship with certain clients, as well as difficulty generating revenue from new clients. The uncertainty in the economy has reduced IT spending for many of our existing and targeted customers, which has made developing new business, both with existing and potential clients, difficult in recent quarters.

  Project personnel costs

        Our project personnel costs decreased $4.1 million, or 55%, to $3.4 million for the first quarter of 2002 from $7.5 million for the first quarter of 2001. This decrease was primarily due to a $3.5 million reduction in salary, payroll tax and benefit costs associated with project personnel during the first quarter of 2002, as compared to the first quarter of 2001. Also contributing to this overall decrease was a $0.6 million reduction in costs associated with subcontractors used during the first quarter of 2002, as compared to the first quarter of 2001. Employee project personnel decreased from 345 at March 31, 2001 to 178 at March 31, 2002, primarily as a result of a series of restructuring plans that were implemented during the last three quarters of 2001, and the first quarter of 2002.

  Selling, marketing and administrative

        Our selling, marketing and administrative expenses decreased $5.7 million, or 54%, to $5.0 million for the first quarter of 2002 from $10.7 million for the first quarter of 2001. This decrease was primarily due to a $2.3 million reduction in salary, payroll tax and benefit costs associated with the reduction of selling, marketing and administrative employees. The remaining decrease is attributable to reductions in facilities costs, human resource/recruiting costs, marketing costs, travel and entertainment costs and other administrative costs. These reductions result from a series of restructuring plans that were implemented during the last three quarters of 2001 and the first quarter of 2002. Our selling, marketing and administrative staff decreased from 118 employees at March 31, 2001, to 60 employees at March 31, 2002.

  Restructuring charges

        During the last three quarters 2001, we executed a series of cost control measures in our North American and European operations, resulting in aggregate restructuring charges of approximately $5.3 million during 2001. These charges primarily consist of severance pay and other costs associated with a workforce reduction of 123 employees. The remainder of the restructuring charges relates to lease termination and other costs associated with office closures, losses on computer hardware and software and furniture/fixture disposals, and the disposition of cumulative translation adjustments. As a result of these initiatives, we closed our European operations.

        During January 2002, we executed additional cost control measures in our North American and Indian operations, resulting in a workforce reduction of 98 employees, as well as certain office closures. The aggregate financial impact of these measures was a charge of approximately $1.3 million, taken during the first quarter of 2002, primarily consisting of severance pay and lease termination costs. As a result of this reorganization, first quarter 2002 savings were approximately $2.4 million, and expected go-forward quarterly savings are approximately $2.7 million.

  Other income

        Other income decreased $1.2 million, to $0.2 million for the first quarter of 2002 from $1.4 million for the first quarter of 2001. This decrease was attributable to a decrease in interest income, as well as decreases in foreign currency translation gains. The decrease in interest income was a result of both a decline in interest rates during the first quarter of 2002, as well as a decrease in cash and equivalents at March 31, 2002, as compared to March 31, 2001. All cash has been invested in short-term, interest bearing, investment grade obligations.

  Provision for (benefit from) income taxes

        Income tax expense (benefit) represents combined federal, state, and foreign taxes. Our income tax benefit was $1.4 million on pre-tax losses of $3.8 million for the first quarter of 2001. Our ability to realize tax benefits is contingent upon our ability to generate taxable income in the future. As a result of operating losses incurred in 2001, the continued operating loss in the first quarter of 2002, and anticipated additional operating losses for the second quarter of 2002, and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002. The increase in the valuation allowance recorded on the our statement of operations in the first quarter was $1.2 million, with the balance of the valuation allowance adjustment of $5.1 reflected as a reduction of our additional paid-in capital.

Liquidity and Capital Resources

        Historically, we have funded operations and investments in property and equipment primarily through cash generated from operations and the sale of common stock. We had no outstanding debt as of March 31, 2002.

        Cash and cash equivalents decreased to $55.9 million at March 31, 2002 from $57.3 million at December 31, 2001. The decrease was primarily due to a $1.9 million net decrease in cash from operating activities, partially offset by $0.5 million in proceeds from the issuance of common stock, primarily in conjunction with a stock subscription agreement entered into with a key executive. We currently have no material commitments for capital expenditures. Although we did not purchase any treasury shares in the first quarter of 2002, we may in the future continue to purchase treasury shares under our stock repurchase program.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

        We have provided our services to customers primarily in the United States, Canada, the United Kingdom and Denmark. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. Sales by Tanning Technology Europe Limited, a United Kingdom subsidiary, have been made in U.S. dollars or its functional currency of pounds sterling. To the extent Tanning Technology Europe has monetary assets and liabilities denominated in any currency other than pounds sterling, any significant variation in exchange rate between the pound sterling and these other currencies could have a material effect on our operating results. To the extent that we bill clients in a currency other than their local currency, exchange rate fluctuations that strengthen the currency in which we bill relative to their local currency could make our services less competitive to such clients. Historically, we have not experienced material fluctuations in our results due to foreign currency exchange rate changes.

        During the first quarter of 2002, we completed the closure of our European operations. Accordingly, future risk associated with foreign currency translation has been significantly reduced. We will continue to serve our international clients from our North American and Indian facilities.

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

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
3.1	Certificate of Incorporation of Tanning, as amended and restated *
3.2	Bylaws of Tanning, as amended and restated *
10.1	Employment Agreement between Tanning and Louis A. D'Alessandro, dated April 5, 2002
99.1	Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995
*	Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.
(b)	Reports on Form 8-K.
We did not file any Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANNING TECHNOLOGY CORPORATION

Date: April 24, 2002	By: /s/ Larry G. Tanning
	Name:	Larry G. Tanning
	Title:	Chief Executive Officer and Director
Date: April 24, 2002	By: /s/ Henry F. Skelsey
	Name:	Henry F. Skelsey
	Title:	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

TANNING TECHNOLOGY CORPORATION

Exhibit Index to Quarterly Report
On Form 10-Q for the Quarterly Period
Ended March 31, 2002

Exhibit	Description
3.1	Certificate of Incorporation of Tanning, as amended and restated *
3.2	Bylaws of Tanning, as amended and restated *
10.1	Employment Agreement between Tanning and Louis A. D'Alessandro, dated April 5, 2002
99.1	Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995
*
Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.