Form 10-Q
period 2002-09-30
TANNING TECHNOLOGY CORP
filed 2002-11-01
CIK 1086384

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NUMBER: 0-26795

TANNING TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	84-1381662
(State or Other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

4600 South Syracuse Street, Suite 300
Denver, Colorado 80237
(Address of Principal Executive Offices, Including Zip Code)

(303) 220-9944
(Registrant's Telephone Number, Including Area Code)

4600 South Syracuse Street, Suite 1200, Denver, CO 80237
(Former Name or Former Address, if Changed Since Last Report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 31, 2002 there were 20,881,729 shares of Common Stock, $.01 par value, outstanding.

TANNING TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,321,672	$57,320,163
Accounts receivable—trade, net	2,619,546	10,517,262
Prepaid expenses and other current assets	1,816,670	2,118,813

Total current assets	48,757,888	69,956,238
Property and equipment, net	2,331,211	5,217,431
Deferred taxes, net	—	6,518,231
Long-term receivables—related parties	—	210,000
Deposits and other long-term assets	215,761	147,752

Total assets	$51,304,860	$82,049,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$255,486	$641,668
Accrued compensation	2,051,945	3,763,745
Accrued restructuring charges, current portion	3,146,406	2,476,069
Other current liabilities	382,917	544,782

Total current liabilities	5,836,754	7,426,264
Accrued restructuring charges, net of current portion	3,754,986	—
Other long-term liabilities	678,901	720,058

Total liabilities	10,270,641	8,146,322
Stockholders' equity:
Common stock, $0.01 par value, 70,000,000 shares authorized; 21,794,501 and 21,785,590 shares issued; and 20,881,729 and 21,166,869 shares outstanding at September 30, 2002 and December 31, 2001	217,946	217,856
Additional paid-in capital	91,751,216	97,433,858
Treasury stock, at cost (912,772 and 618,721 shares as of September 30, 2002 and December 31, 2001)	(1,497,140)	(1,630,270)
Stock subscription receivable	(115,002)	(607,831)
Retained deficit	(49,290,063)	(21,465,035)
Accumulated comprehensive loss	(32,738)	(45,248)

Total stockholders' equity	41,034,219	73,903,330

Total liabilities and stockholders' equity	$51,304,860	$82,049,652

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Service revenues	$2,319,431	$12,716,735	$6,026,455	$37,145,428
Reimbursable expenses	261,292	1,229,126	589,005	3,737,359

Total revenues	2,580,723	13,945,861	6,615,460	40,882,787
Operating expenses:
Project personnel costs	2,605,900	6,572,689	8,788,165	20,813,731
Reimbursable expenses	261,292	1,229,126	589,005	3,737,359
Selling, marketing and administrative expenses	4,555,595	9,867,389	14,434,764	32,474,468
Restructuring charges	9,169,476	1,041,438	10,139,658	1,555,008

Total operating expenses	16,592,263	18,710,642	33,951,592	58,580,566

Loss from operations	(14,011,540)	(4,764,781)	(27,336,132)	(17,697,779)
Other income	118,791	498,605	754,295	2,739,034

Loss before provision for (benefit from) income taxes	(13,892,749)	(4,266,176)	(26,581,837)	(14,958,745)
Provision for (benefit from) income taxes	—	(1,229,756)	1,243,191	(4,343,731)

Net loss	$(13,892,749)	$(3,036,420)	$(27,825,028)	$(10,615,014)

Basic and diluted loss per share	$(0.66)	$(0.14)	$(1.32)	$(0.49)

Basic and diluted weighted average shares outstanding	21,066,774	21,590,335	21,121,505	21,569,330

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2002	2001
Operating activities
Net loss	$(27,825,028)	$(10,615,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,372,208	2,108,973
Deferred income taxes	1,478,091	(4,348,243)
Minority interest	70,703	(84,027)
Loss on other receivables	189,057	—
Non-cash restructuring charges—asset disposals	1,852,099	—
Changes in operating assets and liabilities:
Accounts receivable—trade	7,911,704	(1,278,646)
Other assets	30,657	1,210,863
Accounts payable	(390,887)	(1,423,234)
Accrued compensation	(1,801,723)	(4,960,817)
Accrued restructuring charges	4,510,264	906,491
Other liabilities	(167,781)	695,456

Net cash used in operating activities	(12,770,636)	(17,788,198)
Investing activities
Purchase of property and equipment, net	(332,367)	(2,554,101)
Investment in Tanning Technology (India) Private Limited	(160,000)	—

Net cash used in investing activities	(492,367)	(2,554,101)
Financing activities
Proceeds from exercise of stock options	25,840	681,149
Net proceeds from issuance of common stock	526,915	371,855
Purchase of treasury stock	(286,722)	(1,373,336)

Net cash provided by (used in) financing activities	266,033	(320,332)
Effect of exchange rate on cash	(1,521)	(192,095)

Net decrease in cash and cash equivalents	(12,998,491)	(20,854,726)
Cash and cash equivalents at beginning of period	57,320,163	82,919,993

Cash and cash equivalents at end of period	$44,321,672	$62,065,267

Supplemental disclosure of non-cash investing and financing transactions
Receipt of common stock as payment on short-term note receivable	$282,486	—
Increase in valuation allowance for deferred tax assets and reduction in additional paid-in capital for previously recorded income tax benefits attributable to stock option exercises and disqualifying dispositions	(5,040,367)	—

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Tanning Technology Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in our Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2002, or other periods presented, are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2) EARNINGS PER SHARE

        Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The Company has a net loss for the three and nine month periods ended September 30, 2002 and 2001. Therefore, for these periods, the effect of dilution from stock options is excluded from the computation of earnings (loss) per share since their effect is anti-dilutive. Under the treasury stock method, if the Company were not in a net loss position, the securities included in the computation would have been zero shares and 338,707 shares for the three months ended September 30, 2002 and 2001, respectively, and 2,779 shares and 591,584 shares for the nine months ended September 30, 2002 and 2001, respectively. The following table reflects the basic and diluted weighted average shares.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Weighted-average shares outstanding	21,066,774	21,590,335	21,121,505	21,569,330
Dilutive impact of options outstanding	—	—	—	—

Weighted-average shares and potential dilutive shares outstanding	21,066,774	21,590,335	21,121,505	21,569,330

(3) CAPITAL STOCK

        During the nine months ended September 30, 2002, the Company issued 36,290 shares of common stock out of treasury in conjunction with purchases under its qualified employee stock purchase plan.

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

        During the first quarter of 2002, the Company received 151,874 shares of its common stock from a former key executive as full payment on a promissory note, owed to the Company by the former executive, including accrued interest, in the amount of $282,486. These shares are included in treasury stock at September 30, 2002.

        During the third quarter of 2002, the Company purchased 298,669 shares of its common stock from a key executive. The executive used all proceeds from this transaction to make full payment on a promissory note, owed to the Company by the executive, including accrued interest, in the amount of $286,722. The shares purchased by the Company in this transaction are included in treasury stock at September 30, 2002.

(4) DEFERRED TAXES

        The Company's financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits recorded against operating losses incurred in 2001, as well as tax benefits resulting from the exercise of employee stock options, which benefits were recorded as additional paid-in capital in the period of exercise. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against the net deferred tax assets. As a result of operating losses incurred in 2001, the continued operating losses in 2002, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002. The increase in the valuation allowance recorded on the Company's statement of operations in the first quarter of 2002 was approximately $1.2 million, with the balance of the valuation allowance adjustment of approximately $5.1 million reflected as a reduction of the Company's additional paid-in capital. Similarly, the Company has recorded a full valuation allowance on the tax benefit associated with pretax losses of $26.6 million for the nine months ending September 30, 2002.

        If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax asset would increase net income in the period such determination is made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates could materially affect the financial condition and results of operations. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss; changes to the valuation allowance; changes to federal, state or foreign tax laws; future expansion into areas with varying country, state, and local income tax rates and rules regarding the deductibility of certain costs and expenses; and as a result of acquisitions.

(5) COMMITMENTS AND CONTINGENCIES

        Due to pending decisions from a foreign taxing authority, there is uncertainty surrounding potential corporate and payroll tax liabilities the Company may have to a foreign country in which it has conducted business in the past. The Company believes it has recorded adequate reserves related to these potential liabilities as of September 30, 2002.

(6) SEGMENT REPORTING

        Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single business unit for all periods presented.

        Information about the Company's service revenues and long-lived assets by geographic area is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Service revenues from external customers:
North America	$2,319	$9,627	$5,767	$25,142
Denmark	—	2,232	259	8,553
Other international	—	858	—	3,450

Total	$2,319	$12,717	$6,026	$37,145

	September 30, 2002	December 31, 2001
Long-lived assets, net:
United States	$1,552	$3,968
Foreign	779	1,249

Total	$2,331	$5,217

(7) COMPREHENSIVE INCOME

        Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(13,892,749)	$(3,036,420)	$(27,825,028)	$(10,615,014)
Foreign currency translation gain (loss)	—	(30,777)	12,510	(148,815)

Comprehensive loss	$(13,892,749)	$(3,067,197)	$(27,812,518)	$(10,763,829)

(8) RESTRUCTURING CHARGES

        Since the second quarter of 2001, the Company has executed a series of cost control initiatives in its North American, European and Indian operations, resulting in gross restructuring charges of approximately $15,816,000. These charges include approximately $6,018,000 in severance pay and other costs associated with an aggregate workforce reduction of 253 employees, of which 180 were billable consultants and 73 were sales, marketing and administrative employees (SM&A). The remainder of the restructuring charges relate to lease termination and other costs associated with office closures and consolidations; losses on computer hardware/software, furniture/fixtures and leasehold improvements disposals; and the disposition of cumulative currency translation adjustments. As a result of its cost control initiatives, the Company closed its European office. A history of the Company's gross restructuring charges (in thousands) and work force reductions, by quarter, is as follows:

	Restructuring charges					Employee reductions
	Workforce Reduction	Office Closures	Fixed Assets	Cumulative Translation Adjustment	Total	Project Personnel	SM&A	Total
2nd quarter—2001	$514	$—	$—	$—	$514	11	5	16
3rd quarter—2001	624	580	—	—	1,204	30	7	37
4th quarter—2001	2,536	564	167	322	3,589	48	22	70
1st quarter—2002	1,300	40	—	—	1,340	75	23	98
3rd quarter—2002	1,044	6,378	1,747	—	9,169	16	16	32

Total	$6,018	$7,562	$1,914	$322	$15,816	180	73	253

        Approximately $163,000 and $373,000 of previously recorded restructuring charges were reversed during the third quarter of 2001 and the second quarter of 2002, respectively.

        Approximately $6,901,000 in restructuring charges remain unpaid and are included in total liabilities as of September 30, 2002.

        Original restructuring charges occurring during the last three quarters of 2001 and the first nine months of 2002, additional charges, reversals and utilization, both cash and non-cash, as of September 30, 2002, are as follows (in thousands):

				Utilization
	Original Charges	Additional Charges (Reversals)	Total Charges			Unpaid Balance
				Cash	Non-cash
Workforce reduction costs	$6,018	$(431)	$5,587	$(5,110)	$(22)	$455
Office closures/consolidations	7,562	(175)	7,387	(941)	—	6,446
Fixed assets	1,914	(62)	1,852	—	(1,852)	—
Cumulative translation adjustment	322	132	454	—	(454)	—

Total restructuring costs	$15,816	$(536)	$15,280	$(6,051)	$(2,328)	$6,901

(9) REIMBURSABLE EXPENSES

        The Company has adopted the Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." This pronouncement requires that reimbursements received for "out-of-pocket" expenses should be characterized as revenue and corresponding expense in the Statement of Operations. Prior to the adoption of this EITF, the Company reflected the reimbursement of out-of-pocket expenses as an offsetting reduction to operating expenses. The Company incurs incidental expenses in the delivery of services to its clients. These "out-of-pocket" expenses include, but are not limited to, travel, lodging and related charges. Accordingly, the Company has adjusted all periods reported to reflect an increase in revenue, and an equal and offsetting increase in operating expenses, related to reimbursable expenses. This change in classification has not had an effect on current or previously reported net loss, or net loss per share. Total reimbursable out-of-pocket expenses, which are required to be reclassified by the adoption of EITF 01-14, are as follows for each of the first three fiscal quarters of 2002 and 2001 (in thousands):

	1st Quarter		2nd Quarter		3rd Quarter
	2002	2001	2002	2001	2002	2001
Reimbursable expenses	$118	$1,215	$210	$1,293	$261	$1,229

(10) RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not adopted the provisions of SFAS 146 in its September 30, 2002 financial statements, or for any prior periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements and our expectations as a result of various factors, including those set forth in Exhibit 99.1 to our Securities and Exchange Commission filings, as well as factors discussed elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        We are an information technology services provider that develops, deploys and optimizes IT systems that reduce cost, improve performance and drive competitive advantage for leading companies worldwide. We focus on mission-critical business systems that are engineered to integrate, perform and scale, reliably and predictably. Our years of experience in pushing system performance limits has resulted in a unique family of Powering Performance™ solutions that are at the core of everything we do. Our solutions are focused on industries in which mission-critical high-performance IT systems provide competitive advantage, including financial services, logistics, travel and transportation, insurance and healthcare.

        Our service revenue is comprised of fees generated for professional services. We generally provide services to clients on a time and materials or a fixed-fee basis. Under time and materials contracts, we recognize revenue as services are provided. Under fixed-fee contracts, we recognize revenue on a percentage of completion basis. We are generally reimbursed for reasonable expenses under our contracts. These expenses and reimbursements are reflected on our statements of operations.

        Historically, a large portion of our service revenues has been derived from a limited number of clients. Our top five customers accounted for 88% and 81% of service revenues during the third quarter of 2002 and 2001, respectively. To the extent we are unable to mitigate this revenue concentration through new business development, any cancellation, reduction or deferral in work performed for our principal clients will have an adverse effect on us. Many factors can result in a cancellation, reduction or deferral of services requested by our customers, including budget constraints, perceived project progress, perceived project success or value, industry shifts and consolidation, and economic factors. For example, as a result of projects ending and client budget pressure, our work for a number of clients who were among our five largest in 2001 has sharply declined, significantly adversely affecting our revenue at the end of 2001 and continuing into 2002.

        Revenue from foreign operations represents revenue for professional services performed for clients outside North America. Foreign operations represented 4% of service revenues in the first nine months of 2002, and 32% of service revenues for the same period in 2001. Given the closure of our European facilities, we do not anticipate significant revenue from foreign operations in the foreseeable future.

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

        Project personnel costs represent a significant expense and consist primarily of salaries, bonuses and employee benefits for company personnel dedicated for client assignments, and fees paid to subcontractors for work performed on our projects. Non-billable time incurred by our project personnel resulting from excess resource capacity adversely affects gross margins. During the third quarter of 2001, we eliminated 30 project personnel positions in our North American operation to more closely align needed skill sets with market demand. The closure of our European facilities, which commenced during the fourth quarter of 2001, resulted in the elimination of 48 European project personnel positions. During the first quarter 2002, we executed further global reorganization initiatives in our North American and Indian operations, which resulted in the elimination of 75 project personnel positions. During the third quarter of 2002, we implemented additional reductions in force in our North American operation, which resulted in the elimination of 16 project personnel positions.

        Selling, marketing and administrative expenses consist primarily of salaries, bonuses, commissions and employee benefits for non-project personnel, occupancy costs, travel expenses, depreciation expense, bad debt expense and promotional costs. During the third quarter of 2001, we eliminated 7 selling, marketing and administrative positions in our North American operation. The closure of our European facilities, which commenced during the fourth quarter of 2001, resulted in the elimination of 22 European selling, marketing and administrative positions. During the first quarter of 2002, we executed further global reorganization initiatives in our North American and Indian operations, which resulted in the elimination of 23 selling, marketing and administrative positions. During the third quarter of 2002, we implemented additional reductions in force in our North American operation, which resulted in the elimination of 16 selling, marketing and administrative positions.

        Since the second quarter of 2001, we have executed a series of cost control initiatives in our North American, European and Indian operations, resulting in gross restructuring charges of approximately $15.8 million. These charges include approximately $6.0 million in severance pay and other costs associated with an aggregate workforce reduction of 253 employees, of which 180 were billable consultants, and 73 were sales, marketing or administrative employees. The remainder of the restructuring charges relate to lease termination and other costs associated with office closures and consolidations, losses on computer hardware/software, furniture/fixtures and leasehold improvements disposals, and the disposition of cumulative currency translation adjustments. As a result of these initiatives, we closed our European office. For more detail regarding these charges, see Footnote 8—Restructuring Charges, to the Condensed Consolidated Financial Statements.

        Based on our best estimate of existing liabilities related to these restructuring initiatives, we reversed approximately $163,000 of previously recorded restructuring charges during the first nine months of 2001, and $373,000 of previously recorded restructuring charges during the first nine months of 2002.

        In July 2002 we completed the acquisition of the remaining 24% minority interest in our Indian subsidiary, Tanning Technology (India) Private Limited, for $160,000. Consequently, Tanning Technology (India) Private Limited has become a wholly-owned subsidiary of Tanning.

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

Summary of Critical Accounting Policies; Significant Judgments and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include expected future earnings and cash flows used to evaluate the recoverability of deferred tax assets, the adequacy of the allowances for bad debts, the percentage of completion on fixed-fee projects, and the nature, timing and amount of charges associated with our restructurings. Actual results could differ from those estimates.

        Significant management judgment is required to determine the realizability of our deferred tax assets, and any valuation allowance recorded against the deferred tax assets. We evaluate the available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax will not be realized. As a result of operating losses incurred in 2001, the continued operating losses in 2002, and uncertainty as to the extent and timing of profitability in future periods, we recorded a valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002. The increase in the valuation allowance recorded on our statement of operations in the first quarter of 2002 was $1.2 million, with the balance of the valuation allowance adjustment of $5.1 million reflected as a reduction of our additional paid-in capital. Similarly, we have recorded a full valuation allowance on the tax benefit associated with combined pretax losses of $19.1 million for the second and third quarters of 2002. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the valuation allowance would increase net income in the period such determination is made. Since the amount of the deferred tax asset considered realizable is based on significant estimates, it is at least reasonably possible that changes in the estimates could materially affect our financial conditions and results of operations.

        We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability or unwillingness to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. If circumstances change (i.e. higher or lower than expected defaults or the unexpected material change in a major customer's ability or willingness to meet its financial obligations to us), our estimates of the recoverability of amounts due could increase or decrease by a material amount.

        Under fixed-fee contracts, we recognize revenue on a percentage of completion basis, which relies on estimates of total expected contract revenues and costs. We follow this method because we believe we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Because the financial reporting of these contracts depends on estimates, which are assessed on a regular basis during the contract term, recognized revenues and profits are subject to revisions as the contract progresses to completion.

        In accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Benefits and Other Costs to an Exit Activity," we have recorded specific charges associated with each of the restructuring activities that have taken place since the second quarter of 2001. At the time each restructuring is approved, we record a liability for the estimated costs associated with that restructuring plan. The consolidation or abandonment of office facilities requires us to make estimates, including contractual rental commitments for office space being vacated and related costs, offset by estimated future sublease income. We review, on a regular basis, our future sublease income assumptions. If the rental markets change, our sublease income assumptions may not be accurate, and it is possible that changes in the estimates could materially affect our financial condition and results of operations. Gross future lease payments associated with abandoned office space totaled approximately $10.8 million at September 30, 2002.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of revenues of certain items included in our consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Total revenues	100%	100%	100%	100%
Project personnel costs, including reimbursable expenses	111	56	142	60

Gross profit margin	(11)	44	(42)	40
Selling, marketing and administrative	177	71	218	79
Restructuring charges	355	7	153	4

Income (loss) from operations	(543)	(34)	(413)	(43)
Interest income and other, net	5	3	11	6

Income (loss) before income taxes	(538)	(31)	(402)	(37)
Income tax provision (benefit)	0	(9)	19	(11)

Net income (loss)	(538)%	(22)%	(421)%	(26)%

Comparison of three months ended September 30, 2001 and 2002

Service revenues

        Our service revenues decreased $10.4 million, or 82%, to $2.3 million for the third quarter of 2002 from $12.7 million for the third quarter of 2001. The decrease in service revenues is primarily attributable to a decline in the number and size of projects being worked on for certain existing clients, the conclusion of our relationship with certain clients, as well as difficulty in generating significant revenue from new clients. We served a total of 15 clients during the third quarter of 2002, as compared to 19 clients during the third quarter of 2001. We served only two of these clients during the third quarter of both 2002 and 2001. During the third quarter of 2002, our five largest clients accounted for approximately 88% of service revenues, compared to 81% of service revenues for the third quarter of 2001. The uncertainty in the economy has reduced IT spending for many of our existing and targeted clients, which has made developing new business, both with existing and potential clients, difficult in recent quarters.

Project personnel costs

        Our project personnel costs decreased $4.0 million, or 60%, to $2.6 million for the third quarter of 2002 from $6.6 million for the third quarter of 2001. This decrease was primarily due to a $3.0 million reduction in salary, payroll tax and benefit costs associated with fewer project personnel during the third quarter of 2002, as compared to the third quarter of 2001. Employee project personnel decreased from 306 at September 30, 2001 to 146 at September 30, 2002, primarily as a result of a series of restructuring plans that were implemented during the fourth quarter of 2001 and the first and third quarters of 2002. Also contributing to this overall decrease was a $0.9 million reduction in costs associated with subcontractors used during the third quarter of 2002, as compared to the third quarter of 2001.

Selling, marketing and administrative

        Our selling, marketing and administrative expenses decreased $5.3 million, or 54%, to $4.6 million for the third quarter of 2002 from $9.9 million for the third quarter of 2001. This decrease was primarily due to a $2.3 million reduction in salary, payroll tax and benefit costs associated with fewer selling, marketing and administrative employees during the third quarter of 2002, as compared to the third quarter of 2001. Our selling, marketing and administrative staff decreased from 115 employees at September 30, 2001, to 40 employees at September 30, 2002. These reductions resulted from a series of restructuring plans that were implemented during the third and fourth quarter of 2001 and the first and third quarters of 2002. The remaining decrease of $3.0 million is attributable to reductions in facilities costs, human resource/recruiting costs, marketing costs, travel and entertainment costs, and other administrative costs.

Restructuring charges

        During the third quarter of 2001, we implemented a plan to accelerate cost savings in North America. The aggregate financial impact of this plan was a charge of approximately $1.2 million. This charge consists primarily of severance pay associated with a workforce reduction of 37 employees in our North American operation and lease termination costs associated with office closures. Approximately $163,000 of restructuring charges recorded during the second quarter of 2001 were reversed during the third quarter of 2001.

        During the third quarter of 2002, we implemented further cost reduction initiatives in North America, resulting in a restructuring charge of approximately $9.2 million during the quarter. The charge includes approximately $1.0 million in severance pay and other costs associated with a workforce reduction of 32 employees. The charge also includes approximately $6.4 million related to lease termination and other costs associated with office closures, and office space consolidation. The remaining charge of approximately $1.8 million relates to non-cash write-offs of leasehold improvements and furniture/fixtures. There were no restructuring charge reversals during the third quarter of 2002.

Other income

        Other income decreased 76% to $0.1 million for the third quarter of 2002 from $0.5 million for the third quarter of 2001. This decrease was attributable to a decrease in interest income, partially offset by a decrease in foreign currency translation losses. The decrease in interest income was a result of both a decline in interest rates during the third quarter of 2002, as well as a decrease in cash and equivalents during the third quarter of 2002, as compared to the third quarter of 2001. All cash has been invested in short-term, interest bearing, investment grade obligations.

Provision for (benefit from) income taxes

        Income tax expense (benefit) represents combined federal, state, and foreign taxes. Our income tax benefit was $1.2 million on pre-tax losses of $4.3 million for the third quarter of 2001. Our ability to realize tax benefits is contingent upon our ability to generate taxable income in the future. As a result of operating losses incurred in 2001, the continued operating losses in 2002, and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002. The increase in the valuation allowance recorded on the our statement of operations in the first quarter was $1.2 million, with the balance of the valuation allowance adjustment of $5.1 reflected as a reduction of our additional paid-in capital. Similarly, we have recorded a full valuation allowance on the tax benefit associated with pretax losses of $13.9 million for the quarter ended September 30, 2002.

Comparison of nine months ended September 30, 2001 and 2002

Service revenues

        Our service revenues decreased $31.1 million, or 84%, to $6.0 million for the first nine months of 2002 from $37.1 million for the first nine months of 2001. The decrease in service revenues is primarily attributable to a decline in the number and size of projects being worked on for certain existing clients, the conclusion of our relationship with certain clients, as well as difficulty in generating significant revenue from new clients. We served at total of 21 clients during the first nine months of 2002, as compared to 29 clients during the first nine months of 2001. We served only five of these clients during the first nine months of both 2002 and 2001. During the first nine months of 2002, our five largest clients accounted for approximately 81% of service revenues, compared to 67% of service revenues for the first nine months of 2001. The uncertainty in the economy has reduced IT spending for many of our existing and targeted customers, which has made developing new business, both with existing and potential clients, difficult in recent quarters.

Project personnel costs

        Our project personnel costs decreased $12.0 million, or 58%, to $8.8 million for the first nine months of 2002 from $20.8 million for the first nine months of 2001. This decrease was primarily due to a $9.9 million reduction in salary, payroll tax and benefit costs associated with fewer project personnel during the first nine months of 2002, as compared to the first nine months of 2001. Employee project personnel decreased from 306 at September 30, 2001 to 146 at September 30, 2002, primarily as a result of a series of restructuring plans that were implemented during the fourth quarter of 2001, and the first and third quarters of 2002. Also contributing to this overall decrease was a $2.0 million reduction in costs associated with subcontractors used during the first nine months of 2002, as compared to the first nine months of 2001.

Selling, marketing and administrative

        Our selling, marketing and administrative expenses decreased $18.0 million, or 56%, to $14.4 million for the first nine months of 2002 from $32.4 million for the first nine months of 2001. This decrease was primarily due to a $10.5 million reduction in salary, payroll tax and benefit costs associated with fewer selling, marketing and administrative employees during the first nine months of 2002, as compared to the first nine months of 2001. Our selling, marketing and administrative staff decreased from 115 employees at September 30, 2001, to 40 employees at September 30, 2002. These reductions resulted from a series of restructuring plans that were implemented during the fourth quarter of 2001 and the first and third quarters of 2002. The remaining decrease is attributable to reductions in facilities costs, human resource/recruiting costs, marketing costs, travel costs, and other administrative costs.

Restructuring charges

        During the first nine months of 2001, we implemented a series of cost reduction measures in our North American and European operations, resulting in a total workforce reduction of 53 employees. The aggregate restructuring charge associated with these measures was approximately $1.7 million, consisting of severance pay and lease termination costs. Approximately $163,000 of restructuring charges recorded during the second quarter of 2001 were reversed during the first nine months of 2001.

        During the first nine months of 2002, we implemented further cost reduction measures in our North American and Indian operations, resulting in a total workforce reduction of 130 employees. The aggregate restructuring charge associated with these measures was approximately $10.5 million, consisting of severance pay, lease termination costs, and losses on leasehold improvement and furniture/fixtures dispositions. Approximately $373,000 of restructuring charges recorded during the third and fourth quarters of 2001 were reversed during the first nine months of 2002.

Other income

        Other income decreased $2.0 million to $0.7 million for the first nine months of 2002 from $2.7 million for the first nine months of 2001. This decrease was attributable to a decrease in interest income, as well as decreases in foreign currency translation gains. The decrease in interest income was a result of both a decline in interest rates during the first nine months of 2002, as well as a decrease in cash and equivalents during the first nine months of 2002, as compared to the first nine months of 2001. All cash has been invested in short-term, interest bearing, investment grade obligations.

Provision for (benefit from) income taxes

        Income tax expense (benefit) represents combined federal, state, and foreign taxes. Our income tax benefit was $4.3 million on pre-tax losses of $15.0 million for the first nine months of 2001. Our ability to realize tax benefits is contingent upon our ability to generate taxable income in the future. As a result of operating losses incurred in 2001, the continued operating losses in 2002, and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002. The increase in the valuation allowance recorded on the our statement of operations in the first quarter was $1.2 million, with the balance of the valuation allowance adjustment of $5.1 reflected as a reduction of our additional paid-in capital. Similarly, we have recorded a full valuation allowance on the tax benefit associated with pretax losses of $26.6 million for the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have funded operations and investments in property and equipment primarily from cash on hand, through cash generated from operations, and the sale of common stock. We had no outstanding debt as of September 30, 2002.

        Cash and cash equivalents decreased to $44.3 million at September 30, 2002 from $57.3 million at December 31, 2001. The decrease was due to a $12.8 million net decrease in cash from operating activities, a $0.3 million investment in property and equipment, a $0.2 million investment in Tanning Technology (India) Private Limited, $0.3 million in purchases of treasury shares, partially offset by $0.5 million in proceeds from the issuance of common stock, primarily in conjunction with a stock subscription agreement entered into with a key executive. We currently have no material commitments for capital expenditures.

        During the third quarter of 2002, we purchased 298,669 shares of our common stock from a key executive. The executive used all proceeds from this transaction to make full payment on a promissory note, owed to us by the executive, including accrued interest, in the amount of $286,722. The shares we purchased in this transaction are included in treasury stock at September 30, 2002. We may purchase additional shares under our stock repurchase program in the future.

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

Item 4. Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities and Use of Proceeds

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Tanning, as amended and restated*
3.2	Bylaws of Tanning, as amended and restated*
10.1	Confidentiality, Proprietary Rights and Non-Competition Agreement between Tanning and Barrett L. Sweet, dated July 29, 2002
10.2	Letter Agreement dated August 13, 2002 between Tanning and Larry G. Tanning, regarding transfer of Tanning shares and loan repayment
10.3	Letter Agreement dated September 3, 2002 between Tanning and Frederick H. Fogel confirming separation terms
10.4	Letter Agreement dated September 3, 2002 between Tanning and Henry F. Skelsey confirming separation terms
99.1	Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

*
Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.

(b)
Reports on Form 8-K.

        On August 15, 2002, we filed a Current Report on Form 8-K regarding the certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANNING TECHNOLOGY CORPORATION
Date: October 31, 2002	By:	/s/ GREGORY A. CONLEY
	Name:	Gregory A. Conley
	Title:	Chief Executive Officer and Director
Date: October 31, 2002	By:	/s/ KATHERINE L. SCHERPING
	Name:	Katherine L. Scherping
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, Gregory A. Conley, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Tanning Technology Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	/s/ GREGORY A. CONLEY Gregory A. Conley Director, Chief Executive Officer, President and Chief Operating Officer

        I, Katherine L. Scherping, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Tanning Technology Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	/s/ KATHERINE L. SCHERPING Katherine L. Scherping Chief Financial Officer,

        I, Gregory A. Conley, Chief Executive Officer of Tanning Technology Corporation (the "Registrant"), do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to this Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report"), that, to the best of my knowledge:

        (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

        This certification is made solely for purposes of 18 U.S.C. Section 1350 and not for any other purpose.

By:	/s/ GREGORY A. CONLEY Gregory A. Conley Chief Executive Officer

        I, Katherine L. Scherping, Chief Financial Officer of Tanning Technology Corporation (the "Registrant"), do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report"), that, to the best of my knowledge:

        (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

        This certification is made solely for purposes of 18 U.S.C. Section 1350 and not for any other purpose.

By:	/s/ KATHERINE L. SCHERPING Katherine L. Scherping Chief Financial Officer

TANNING TECHNOLOGY CORPORATION

Exhibit Index to Quarterly Report
On Form 10-Q for the Quarterly Period
Ended September 30, 2002

Exhibit	Description
3.1	Certificate of Incorporation of Tanning, as amended and restated*
3.2	Bylaws of Tanning, as amended and restated*
10.1	Confidentiality, Proprietary Rights and Non-Competition Agreement between Tanning and Barrett L. Sweet, dated July 29, 2002
10.2	Letter Agreement dated August 13, 2002 between Tanning and Larry G. Tanning, regarding transfer of Tanning shares and loan repayment
10.3	Letter Agreement dated September 3, 2002 between Tanning and Frederick H. Fogel confirming separation terms
10.4	Letter Agreement dated September 3, 2002 between Tanning and Henry F. Skelsey confirming separation terms
99.1	Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

*
Incorporated herein by reference from the Company's Registration Statement On Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22,