Form 10-K
period 2002-12-31
TANNING TECHNOLOGY CORP
filed 2003-02-12
CIK 1086384

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 0-26795

TANNING TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-1381662 (I.R.S. Employer Identification Number)

4600 South Syracuse Street, Suite 300 Denver, Colorado (Address of principal executive offices)	80237 (Zip Code)
Registrant's telephone number, including area code: (303) 220-9944
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes ☐    No ☒

        As of February 10, 2003, the aggregate market value of common stock held by non-affiliates of the Registrant approximated $8.0 million based upon the closing price of the common stock as reported on the Nasdaq National Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 10, 2003, there were 20,802,305 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be filed in connection with the Registrant's 2003 Annual Meeting of Shareholders are incorporated by reference in Part III herein.

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

PART I

ITEM 1. BUSINESS

        Tanning Technology Corporation is an information technology services and solutions provider that helps develop and deploy IT systems that reduce cost, improve performance and drive competitive advantage for leading companies worldwide. We focus on mission-critical business systems that are engineered to integrate, perform and scale, reliably and predictably. Our years of experience in pushing system performance limits has resulted in a unique family of Powering Performance™ solutions and methodologies that are at the core of everything we do.

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

        Our current and former customers are among the world's largest and most sophisticated providers and users of IT and include: British Telecom, CIBC, Continental Airlines, E*TRADE, eBay, FedEx, Ford Motor Company, Galileo International, The Hartford, Honda Finance, ING Barings, Kaiser Foundation Hospitals, Qwest/USWest, Maersk Sealand, Navigant International, Royal Bank of Scotland, R.R. Donnelley Financial, Sabre Inc., Standard Chartered Bank, Sun Microsystems, United Airlines and Union Pacific Railroad.

        Our company traces its history back to 1993 and was incorporated in Delaware in 1997. Our principal executive office is located at 4600 South Syracuse Street, Suite 300, Denver, Colorado 80237, and our telephone number is (303) 220-9944. We maintain a site on the World Wide Web at http://www.tanning.com; however, the information found on our website is not part of this report.

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

Business Solution Driven

        We focus on delivering solutions to our clients' business challenges, not simply on technology. Our offerings provide value to our clients by optimizing the core business and technology processes through a performance engineered lifecycle. We enable our clients to harness existing and emerging technologies, rapidly and reliably integrating complex business and technology infrastructures into systems that reduce cost, mitigate risk, and improve the technical and business performance of these core processes. In the industries on which we focus, these business processes are core to our clients' overall performance and competitive posture, and our solutions enable meaningful and sustainable competitive advantage.

        Our offerings are replicable business solutions, not merely information technology competencies. Because they place the business value proposition at the forefront, and rely on repeatable processes and business process integration frameworks, our solution focus provides us the benefits of more predictable and profitable sale and delivery. Cost and risk of delivery is reduced, and opportunities for premium pricing and higher margins are available.

Experienced and Talented Staff

        Today's complex, data-intensive business solutions require broad, as well as deep, technology skills to successfully tackle the technological challenges and integration complexities typically encountered. We staff our projects based on our philosophy that there is no substitute for experience, in contrast to the common approach of relying on primarily inexperienced staff and building a heavily "leveraged" staffing model that overly depends on methodology rather than experience to guide the judgments and activities of engagement teams. Our U.S. based technologists and consultants have an average of more than 13 years of industry experience. Our breadth of skills comes from the experience our staff has with four generations of technology—mainframe and parallel processing environments, minicomputers, client/server architectures and web services architectures. Our depth of skills began with our early work in benchmarking large applications and databases that required multi-tier software architecture, in which the key layers of an application system are separated and optimized independently to improve performance, scalability and reliability.

Industry Expertise

        During our nine-year history, we have successfully delivered large-scale core business systems in many industry categories, including financial services, logistics, travel and transportation, insurance, healthcare and telecommunications. From this broad experience, we have attained highly differentiated vertical market domain expertise. Our focused solution and expertise in the area of Enterprise Customer Profile is the product of experience and insight into the challenges of the travel and transportation industry domains in which mission-critical high-performance information technology systems provide a distinct competitive advantage.

Tanning Technology India

        Established in 1998, Tanning Technology India Private Limited ("TTI") is a wholly-owned subsidiary operating in Hyderabad, India that is a central part of our delivery strategy. Initially started to provide offshore software maintenance, it has grown to enable us to provide increased quality and value to our customers in all phases of our engagements. We expect that full integration of our Indian operation will allow us to maximize the cost advantage it provides as well as enhance the repeatability and predictability of our delivery processes.

Strategy

        On January 21, 2003, we announced that we have retained the investment banking firm of Adams, Harkness & Hill as our financial advisor to explore strategic alternatives to help us to evaluate the choices available to us to optimize shareholder value.

        Otherwise, our objectives are to create sustainable and profitable growth by leveraging our Powering Performance solutions and enhancing our business development and delivery capabilities.

        To achieve our objectives, we plan to:

  •
  Leverage our Powering Performance solutions and methodologies

        We believe that our focused Powering Performance solutions provide an attractive entry point for many leading businesses that commonly experience challenges in achieving required levels of reliability, response times, and user and transaction volumes in the systems that run their core business processes. Engagements targeted at specific performance and integration challenges in systems at various stages of maturity, from concept to deployment and operations, provide us the ability both to demonstrate the value of our performance-based approach and to learn of and influence opportunities to deploy the full range of our information technology competencies, including development, architectural consulting, system integration, and performance services.

  •
  Expand our relationships with existing clients and develop new clients

        Our objective is to base our business on long-term client relationships, rather than on a project-by-project approach. Our client relationship philosophy is that clients will choose to do business with us based on the quality of our work, the value of our advice and solutions, and the level of trust and respect that develops over time. Expanding our existing client relationships will allow us to jointly plan future projects and, in particular, develop large, multiyear engagements. This will improve our ability to forecast projects, thereby helping us to manage growth. We will continue to assign each of our clients a program and relationship manager who will be responsible for ensuring that the client is satisfied with the services we are providing. Program and relationship managers strive to become trusted advisors to their clients, to clarify and prioritize their business needs and secure additional high value projects, based upon their in-depth knowledge of each client's business and information technology needs.

  •
  Maintain our leading edge capabilities

        We believe that our clients choose to work with us because of the value of our business solutions, and our reputation for successfully handling information technology's most challenging assignments. We intend to continue to actively sponsor education programs to enhance and disseminate skills in critical new technology areas. In addition, a key source for new and advanced capabilities is our experience in developing and optimizing solutions that are innovative, and of industry-leading scale and complexity. We plan to continue to actively manage our portfolio of client engagements to ensure that we work on complex assignments that will allow us to refine and advance our capabilities on an ongoing basis.

  •
  Enhance the integration and effectiveness of Tanning India

        Tanning India in Hyderabad is central to our integrated delivery strategy. As economic conditions create increased pressures for higher quality and lower cost solutions, we hope to enjoy significant advantages from the growing integration of our Indian operations into our delivery model. Our delivery strategy for this model encompasses consistent and scalable processes in the areas of program management, project management, development, deployment, intellectual property management and reuse, and customer satisfaction on a global basis founded on best practices, quality, and value.

        As part of our focus on quality, we achieved Capability Maturity Model (CMM) Level 3 certification for our Hyderabad facility. The CMM-based Appraisal for Internal Process Improvement (CBA-IPI) is an independent evaluation involving analysis and review of a company's software development capabilities and processes. Tanning India provides a scalable lower-cost capability to our delivery processes while maintaining high quality. By moving a significant component of our development to India, we hope to be better able to pass on price advantages to our customers while maintaining attractive margins.

The Tanning Approach

        The Tanning Approach flows directly from the Tanning Difference—we are performance focused and business solution driven.

        The Tanning Approach leverages our Powering Performance solutions through our Performance Engineered Life Cycle™ ("PELC") methodologies and procedures that emphasize system performance from the beginning to the end of a system's development lifecycle. By combining simulation, emulation, and value management disciplines, we aim to provide a unique set of market-focused offerings that allow clients to tie performance and scalability requirements directly to business objectives. This allows clients to manage risk associated with new system development, deployment and operation.

        Our Performance Engineered Life Cycle approach combines architecture, integration, and performance throughout the system development to mitigate the risk of implementations and help to ensure they perform on deployment into production. Encompassed within our Performance Engineered Life Cycle approach is a set of four solutions that allow us to insert and recover performance at any phase of a system's development. These solutions consist of our Proof of Integration™ ("POI") solution, Performance Test Engineering™ ("PTE") solution, Performance Operations Engineering™ ("POE") solution, and our Cornerstone advisory services solution that provides for a knowledge transfer of our PELC methodologies and processes to a client's in-house staff. In addition to our PELC offerings that help to optimize and assure the performance of a wide range of complex and mission-critical business applications, we also offer a focused Enterprise Customer Profile ("ECP") solution that enables high performance, consistent and coordinated Customer Relationship Management ("CRM") interactions among customers, employees, partners, and suppliers, across multiple channels and systems.

        Summary descriptions of these solutions follow:

Proof of Integration

        Our POI solution allows clients to consider performance and scalability requirements in the early phases of the project. By defining and linking business and IT performance objectives in the early phases of a project, we are better able to identify and manage high-risk components. Integration of advanced simulation and emulation tools and techniques allow system design and architecture to be built on data, fact, and real-world insight rather than guesswork, conjecture and luck. By using the POI solution, alignment of business and IT can be achieved.

        The solution is a set of end-to-end performance services and tools that provide information to business owners and system designers early in the development lifecycle to help avoid the integration pitfalls associated with system development.

Performance Test Engineering

        With our PTE solution, clients are able to assess performance and availability, for both existing and new systems under development, as well as identify and eliminate performance bottlenecks and remove single points of failure that jeopardize the integrity and serviceability of an application. Using our PTE solution we can also review the hardware and software architecture, examine business requirements and performance expectations, and develop a plan to help make sure the business objectives align with the IT systems.

        The PTE solution encompasses volume testing, large data sets, stress testing, reliability engineering, and fail-over testing on a model of the customer's production environment to isolate problems before going live. The statistics captured during testing are used to provide the capacity numbers to size and configure the production environment.

Performance Operations Engineering

        Our POE solution allows us to assess an organization's current IT environment to identify gaps and areas in which high-impact improvement is possible, develop custom component models, and recommend commercially available products for integration. It also enables us to deploy solution components and conduct a post-deployment benefits analysis to help ensure that the anticipated value has been realized.

        Using our POE solution we are able to create a capacity and service level management system that ties business activity to computing resources in a way that allows business owners and IT organizations to proactively understand and manage their systems. The offering consists of operational "dashboards" of information that can be compared and used in planning future system capacity and improving operating service levels and costs. This allows organizations to recognize trends early and avoid problems that would otherwise result.

Cornerstone

        Our Cornerstone solution is intended to empower companies with Tanning processes and methodologies so they can achieve a level of self-sufficiency in addressing system development and operational issues through the implementation of their own customized performance engineered lifecycle. During a Cornerstone engagement, we review a company's current system development lifecycle and existing performance and scalability practices, create customized processes and tools, and work with the client to design the organizational structures required to implement and maintain performance engineered processes. We then develop a practical roadmap to facilitate the introduction of new processes into a project including IT staff training, and provide knowledge-transfer to the client's staff. Follow on support and assistance is provided through an advisory offering that gives clients access to Tanning experts and intellectual property updates.

Enterprise Customer Profile

        Today, customer data resides in multiple systems. Information and functionality is duplicated across departments and lines of business. Incorrect, unavailable, or out-of-date information causes confusion and ambiguity. This generates many problems including unresolved customer service issues, inappropriate sales offers or up-sells that lead to decreased customer satisfaction and loyalty, and increased customer attrition and cost of sales. Ultimately, these problems reduce the realizable lifetime value of a customer.

        To address this challenge, we have developed our Enterprise Customer Profile solution, which helps enable consistent and coordinated CRM interactions among customers, employees, partners, and suppliers, across multiple channels and systems. Further, with a centralized hub for customer data in place, ECP provides the foundation for additional advanced CRM functionality, such as:

  •
  Customer segmentation

  •
  Campaign management

  •
  Channel optimization

  •
  Data warehousing and data mining

  •
  Advanced analytics

Clients

        The following is a representative list of our clients for 2000, 2001 and 2002.

British Telecom	Navigant International
CIBC	Qwest/US WEST
Continental Airlines	Royal Bank of Scotland
E*TRADE	R.R. Donnelley Financial
eBay	Sabre, Inc.
Ford Motor Company	Standard Chartered Bank
Galileo International	Sun Microsystems
Honda Finance	The Hartford
ING Barings	United Airlines
Kaiser Foundation Hospitals	Union Pacific Railroad
Maersk Sealand

        In 2002, our five largest clients accounted for approximately 81% of our service revenues, with CIBC accounting for approximately 42% of our service revenues, The Hartford accounting for approximately 20% of our service revenues and Kaiser Foundation Hospitals accounting for 11% of our service revenues. In 2001, our five largest clients accounted for approximately 69% of our service revenues, with Maersk Sealand and Qwest each accounting for 22% of our service revenues. In 2000, our five largest clients accounted for approximately 67% of our service revenues, with Maersk Sealand and E*TRADE each accounting for approximately 21% of our service revenues and GlobalCenter, Inc. accounting for approximately 12% of our service revenues. We believe that we will continue to derive a significant portion of our revenue from a limited number of clients. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients affects our business and could have a material adverse effect on our financial condition and results of operations.

Marketing and sales

        We market and sell our services primarily through relationships our senior executives have or establish with executives of other companies. We also have relationship managers who are responsible for managing relationships with existing clients. Relationship managers seek to ensure client satisfaction, the successful delivery of projects and are able to identify additional opportunities for our services at a client site. Referrals from these clients also help us to generate business.

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

Competition

        The business areas in which we compete are intensely competitive and subject to rapid technological change. We expect competition to continue and intensify. Our competitors fall into four major categories:

  —
  large information technology consulting services providers, such as Accenture, IBM IGS, Bearing Point, EDS and CSC;

  —
  mid-tier information technology services providers, such as Sapient, Cognizant and Infosys;

  —
  internal information technology departments of current and potential clients; and

  —
  to a lesser extent, smaller performance engineering technology providers, such as Peakstone Corporation and Performant.

        Many of our competitors have longer operating histories and client relationships, greater financial, technical, marketing and public relations resources, larger client bases, lower cost structures and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs. As a result, we may not be able to maintain a competitive position against current or future competitors. Our failure to maintain and enhance our competitive position within the market could seriously harm our business, results of operation and financial condition.

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

Employees

        On December 31, 2002, we had 168 employees. We believe our relationship with our employees is good. None of our employees are represented by a union. Generally, our employees are retained on an at-will basis.

Available Information

        Our principal Internet address is www.tanning.com. We make available free of charge on www.tanning.com our annual, quarterly and current reports, as soon as reasonable practicable after we electronically file such material with, or furnish it to, the SEC. However, the information found on our website is not part of this or any other report.

Risks Related to Our Business

        The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

The strategic alternatives we are evaluating to optimize shareholder value may result in, among other things, increased expenses, difficulties in integrating target companies or integrating into acquiring companies, interference with relationships with clients or business partners, and diversion of management's attention

        We have retained Adams, Harkness & Hill as our financial advisor to help us explore strategic alternatives available to us to optimize shareholder value. In assessing our options, we will consider, among other factors, our revenue performance; the competitive nature of the IT solutions and services industry as a whole and our position within that industry; prevailing economic conditions both generally and within the IT solutions and services sector; our ability to identify a buyer of all or a portion of our assets acceptable to us; the risks associated with restructuring our business, including the possibility that positive operating cash flow or operating income may not be achieved in a period of time satisfactory to us and that a significant amount of money would be spent to fund such operations prior to the achievement of acceptable financial results; and the opinion of Adams, Harkness & Hill as to the feasibility of our strategic alternatives.

        Some of the risks that we may encounter include:

  —
  expenses and difficulties in identifying potential acquirers or targets and the costs associated withany transactions that are abandoned before completion;
  —
  expenses, delays and difficulties of integrating our company into an acquirer's organization or integrating an acquired company into our existing organization;
  —
  diversion of management's attention during this process;
  —
  difficulties retaining or replacing key employees who leave because we are exploring strategic alternatives;
  —
  potential expenses or funding obligations required in connection with entering into or implementing transactions; and
  —
  impact on our financial condition due to the timing of a transaction.

If realized, any of these risks could have a material adverse effect on our business, financial condition and results of operations.

We have experienced, and may in the future experience, a decline in our service revenues, which has and will continue to negatively impact our financial results

        Our service revenues for the fiscal year ended December 31, 2002 decreased $37.7 million, or 82%, to $8.5 million compared to our service revenues for the fiscal year ended December 31, 2001. There has been a broad-based general economic slowdown in which clients have significantly tightened technology budgets, increased competitive pressure from traditional management consulting, information technology services and other competitors, and a lack of urgency by companies to immediately fund IT projects. We have made changes in our solution offerings and sales and marketing approach in order to respond to these industry and business dynamics, but there can be no assurance that our actions will be successful.

        Our ability to generate service revenues will be adversely affected if we are unable to attract business from new clients and maintain and expand business from our existing clients. In addition to variations in demand for information technology services and in economic conditions generally, factors that affect our ability to sell our services include the attractiveness and perceived value of our service offerings and our reputation for quality and reliability. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and pricing pressure we may experience during an economic downturn. Many of these factors are beyond our control, and we may not be successful in our efforts to create, market, sell, and deliver services and solutions that are attractive to potential clients. These factors have materially and adversely affected our business in recent periods. To the extent these factors continue to adversely affect demand for our services, our business will suffer.

If we are unable to effectively manage cost and resource levels, our financial performance will be adversely affected

        The revenue in our business is difficult to predict, particularly in current economic conditions, and our expenses are in large part comprised of compensation and facilities rent, which can be difficult to change on short notice. Our management must effectively balance our need to control costs with our need to respond timely to client demands. Any failure to effectively manage cost and resource levels will adversely affect our business. During the second quarter of 2001, we implemented a plan to realign our European staffing profile to more closely follow the strategic model being employed in North America, resulting in workforce reduction of 16 employees in our European operation. As a result of the decline in demand for our services, during the third quarter of 2001, we executed cost control measures in our North American operation, resulting in a workforce reduction of 37 employees, as well as certain office closures. During the fourth quarter of 2001, we commenced the closure of our European facilities, which resulted in a total workforce reduction of 70 employees. During January 2002, we executed additional cost control measures in our North American and Indian operations, resulting in a workforce reduction of 98 employees, as well as certain office closures. During August 2002, we executed additional cost control measures in our North American operations, resulting in a workforce reduction of 32 employees, as well as additional office closures. We continue to evaluate our business and the skill sets of our employees, balancing resources and costs. We may be required to take further actions to reduce expenses if our service revenues continue to be insufficient to support our cost structure. In addition, our ability to generate service revenues will be impaired to the extent we have reduced our professional services resources and our core services support functions. If demand for our services increases in the future, we may not be able to expand our operations, including hiring additional employees, to meet this demand in a timely fashion or at all. If we cannot increase our service revenues in future periods, our financial results will suffer. We can give no assurances that these measures, or any additional cost-cutting steps taken, will be sufficient to return our operations to profitability for any future periods.

We may continue to incur losses

        Since the fourth quarter of fiscal 2000, we have incurred losses. We incurred cumulative net losses of $57.2 million from the fiscal quarter ended December 31, 2000 through the fiscal quarter ended December 31, 2002. We may continue to incur losses in the future. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or improve upon it on a quarterly or annual basis for future periods.

Our solutions and service offerings may not be successful and we may lose opportunities to generate business

        We have refocused our solution and service offerings to center on our Powering Performance family of solutions. Successful execution of our business plan relating to our solutions and service offerings will require:

  —
  successfully marketing and delivering these offerings; and
  —
  attracting, integrating and retaining talented personnel with the requisite technical and business skills.

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

We depend heavily on our principal clients; a significant reduction in the work we perform for any of them could harm our revenues and earnings

        For fiscal year 2002, our five largest clients accounted for 81% of service revenues. Our five largest customers accounted for 69% and 67% of service revenues during the years 2001 and 2000, respectively. The volume of work performed for our principal clients may not be sustained from year to year or quarter to quarter, and there is a risk that these principal clients may not retain us in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients adversely affects our business and could have a material adverse effect on our financial condition and results of operations. Many factors can result in a cancellation, reduction or deferral of services requested by our customers, including budget constraints, perceived project progress, perceived project success or value, industry shifts and consolidation, and economic factors.

The low price of our common stock could result in our common stock being delisted from the Nasdaq Stock Market, which could depress our stock price and have an adverse effect on the trading of our stock

        On October 1, 2002, we received notification from the Nasdaq Stock Market, Inc. that our stock had traded below the $1.00 minimum per share price required for continued listing on the Nasdaq National Market for more than 30 consecutive trading days. On December 31, 2002, we received notification from the Nasdaq that our stock would be delisted because of such deficiency. On January 7, 2003, we submitted a written request to appeal Nasdaq's delisting determination to a Listing Qualifications Panel pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. The hearing request will stay the delisting of our common stock pending the Panel's decision. Our hearing is scheduled for February 13, 2003. No assurance can be made, however, that the appeal will be successful.

        If the Panel rejects our appeal, we intend to apply to transfer our common stock to the Nasdaq SmallCap Market. By transferring to the Nasdaq SmallCap Market, we may be afforded extended grace periods in which to satisfy the minimum bid price requirement of $1.00 per share, provided we meet the other applicable continued listing criteria. Furthermore, we may be eligible to transfer back to the Nasdaq National Market if our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements on the Nasdaq National Market. If we do not meet the continued listing requirements for the Nasdaq SmallCap Market, however, and are not successful in an appeal from any adverse determination, our common stock would be delisted from trading on the Nasdaq SmallCap Market and could trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the Nasdaq National Market or SmallCap Market. In addition, the delisting of our common stock from either the Nasdaq National or SmallCap Market may have a material adverse effect on us by, among other things, reducing:

  —
  the market price of our common stock;
  —
  the number of institutional and other investors that will consider investing in our common stock;
  —
  the number of market makers in our common stock;
  —
  the availability of information concerning the trading prices and volume of our common stock; and
  —
  the number of broker-dealers willing to execute trades in shares of our common stock.

        If delisted, we cannot assure when, if ever, our common stock would once again be eligible for listing on either the Nasdaq National Market or SmallCap Market.

Our failure to meet client expectations or deliver error-free services could result in losses and negative publicity

        Our client engagements involve IT applications and development processes that are often critical to our client businesses. Any defects or errors in our work or failure to meet clients' expectations could result in:

  —
  Delayed or lost revenue due to adverse client reaction;
  —
  Requirements to refund some or all of the fees paid by a client or to enter into a settlement with a client to accept a lesser amount of fees than we actually billed;

  —
  Requirements to provide additional services to a client at no charge or for a discount;
  —
  Negative publicity regarding us and our services, which could adversely affect our ability to attract or retain clients; and
  —
  Claims for substantial damages against us, regardless of our responsibility for such failure. Our insurance coverage may not be adequate to cover, or may exclude such claims.

        Our contracts generally limit our liability for certain amounts or types of damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. Furthermore, our liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any such claim against us could seriously harm our business, financial condition and operating results.

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

        In light of our recent restructurings and reductions in headcount, as well as the fact that our employees hold options with exercise prices above the current market price of our common stock, our ability to retain our employees or to recruit and hire new employees may be difficult.

        Even if we retain our current employees, our management would have to recruit talented professionals in order to support any long term growth. Even if we are able to expand our employee base, the expenditure of resources required to attract and retain these employees may adversely affect our operating margins. We cannot give any assurances that we will be able to attract a sufficient number of qualified employees in the future, or that we will be successful in motivating and retaining the employees we are able to attract. If we cannot attract, motivate and retain qualified professionals as needed, our business, financial condition and results of operations will suffer.

Quarter to quarter fluctuations in our revenues and earnings could affect the market price of our common stock

        Our revenues and earnings are volatile and difficult to predict. We have experienced periods of significant growth and significant decline in our revenues and earnings since we became a public company. It is possible that in future periods our operating results will be below the expectations of public market analysts or investors. The market price for our common stock has decreased significantly, and if our future operating results are below the expectations of public market analysts or investors, or for other reasons, the market price of our common stock may decline further.

        Our revenues and earnings may vary significantly from quarter to quarter as a result of a number of factors, including:

  —
  number, size and scope of client engagements commenced or completed during a quarter;

  —
  unanticipated project terminations, delays or deferrals;

  —
  the contractual terms and degree of completion of projects in which we are engaged;

  —
  the accuracy of estimates of resources required to complete ongoing projects;

  —
  our ability to manage costs, including personnel costs and support services costs;

  —
  employee utilization rates;

  —
  pricing changes in the industry;

  —
  clients' and analysts' perceptions of the financial stability of our company;

  —
  costs related to workforce reductions and office closures;

  —
  failure or delay by clients in paying our invoiced fees and expenses;

  —
  reductions in demand or difficulties in collection from new or growing businesses whose operations or sources of financing are inadequate; and

  —
  economic conditions specific to the information technology sector.

        Because a high percentage of our expenses, particularly compensation and facilities rent, are fixed in advance of any particular quarter, any of the factors listed above could cause significant variations in our earnings in any given quarter. Any decline in revenues or earnings or a greater than expected loss for any quarter could materially adversely affect the market price of our common stock. In addition, the market price of our common stock could fluctuate substantially due to future announcements concerning us, our competitors or acquisitions, or changes in earnings estimates or recommendations by analysts.

Our clients may become unable or unwilling to pay us for services performed

        We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. In the past we have experienced significant collection delays from some clients, and we cannot predict whether we will experience similar problems in the future. If one or more of our clients fails or refuses to pay us in a timely manner or at all, or if we are unable to collect a number of accounts receivable, it could have a material adverse effect on business, operating results and financial condition. For example, one of our top five clients during 2000 experienced difficulty in raising external financing needed in order to fund its operations and satisfy debts owed to us. As a result, during the fourth quarter of 2000, we wrote off approximately $2.4 million in accounts receivable from this client and were unable to recognize approximately $2.0 million in revenues earned from services provided to this client. In 2001, we engaged in a project with a significant customer for which we were unable to fully recover all invoiced amounts.

We may fail to accurately estimate or manage the time and resources necessary for the performance of our services, which could reduce the profitability of, or result in a loss on, our projects and damage our customer relationships

        We provide services to our clients on a time and materials or a fixed- or capped-fee basis. Fixed-fee, fixed-time arrangements may provide for significant penalties for late delivery. Because we work with complex technologies in compressed timeframes and because we have limited experience in pricing and managing engagements on these terms, it can be difficult to judge the time and resources necessary to complete a project and properly manage delivery within agreed time and cost limitations. Our failure to accurately estimate the time and resources required for a project, or our failure to complete our obligations in a manner consistent with the project plan upon which our fixed-fee or other arrangements are based, could reduce the profitability of, or result in a loss on, our projects if we are required to devote additional resources to project engagements for which we will not receive additional compensation or are assessed penalties, and could damage our customer relationships and our reputation. Even in engagements not contracted on a fixed-fee, fixed-time basis, failure to deliver projects in accordance with client expectations and budgets can impair our ability to collect payment for our services, and damage our customer relationships and our reputation.

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

Competition from bigger, more established competitors who have greater financial and technical resources, and from new entrants, could cause us to reduce prices or to lose current or future business opportunities and harm our business, results of operations and ability to grow

        The business areas in which we compete are intensely competitive and subject to rapid technological change. We expect competition to continue and intensify. Our competitors fall into four major categories:

  —
  large information technology consulting services providers, such as Accenture, IBM IGS, Bearing Point, EDS and CSC;

  —
  mid-tier information technology services providers, such as Sapient, Cognizant and Infosys;

  —
  internal information technology departments of current and potential clients; and

  —
  to a lesser extent, smaller performance engineering technology providers, such as Peakstone Corporation and Performant.

        Many of our competitors have longer operating histories and client relationships, greater financial, technical, marketing and public relations resources, larger client bases, lower cost structures and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs. As a result, we may not be able to maintain a competitive position against current or future competitors. Our failure to maintain and enhance our competitive position within the market could seriously harm our business, results of operation and financial condition.

        In addition, some clients view the size of a service provider as an important criterion, which may adversely affect our ability to compete for business, particularly in light of our reduction in size in recent quarters. Also, our comparatively small size has placed us, and may continue to place us, at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. These competitors are often able to offer greater scale and breadth of products and services, which may allow them to significantly discount their services in exchange for revenues in other areas or at later dates. Competitors that offer more standardized or less customized services than we do, or that have significant resource bases in India, may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

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

        Current and potential competitors may also have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

The terrorist attacks on the United States have negatively impacted the U.S. economy and may adversely affect our financial performance

        The September 11, 2001 terrorist attacks in New York and Washington have disrupted the U.S. financial markets and have negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, or the consequences of military or other responses to such attacks may have a further adverse impact on the financial markets, economy and our business. These factors have contributed, and may continue to contribute, to downward pressure on stock prices of publicly traded companies, such as our company, in the technology sector in particular. It is likely that such factors will negatively affect, among other things, the financial condition and business plans of current and prospective clients and the demand for our services. In particular, the economic effects of the attacks and potential attacks are likely to cause existing or potential customers to significantly reduce their information technology services spending.

Our international operations, which primarily consist of our Hyderabad, India operations, involve risks relating to difficulties in complying with foreign laws and regulations, staffing difficulties, currency related risks, and seasonal reductions in business activity; these risks could result in increased costs, unanticipated liabilities, operational difficulties and decreases in revenues and earnings

        Service revenues from our clients outside of North America represented 3% of service revenues in 2002, 30% of service revenues in 2001 and 27% of service revenues in 2000. Although our current business includes relatively little revenue from foreign clients, we may expand our business with such clients in the future. Further, our Hyderabad, India operation is a significant part of our service delivery capacity. We may incur significant costs in connection with our international operations. In addition, we have limited experience in marketing, selling and supporting our services in foreign countries. Development of these skills may be more difficult or take longer than we anticipate.

        We also encounter risks in doing business in foreign countries, including:

  —
  lack of ability to determine the taxation to which we or our employees may be subject in foreign countries, including the failure to evaluate complex payroll tax regulations of foreign countries, which could cause us to underestimate our tax liabilities;

  —
  difficulties in staffing and managing foreign offices, such as our office in Hyderabad, India, as a result of, among other things, distance and time zone differences;

  —
  increased costs and staffing delays due to the need to comply with visa or other work permit requirements, which may impair our ability to move personnel between countries and properly staff our projects;

  —
  the impact of recessions in economies outside the United States;

  —
  local laws or regulations that may apply to us, such as maximum working hour requirements, overtime laws or other labor or employment restrictions;

  —
  the fact that the Internet infrastructure in foreign countries may be less advanced than in the United States;

  —
  to the extent we bill for our services in the functional currency of any foreign clients we may have, any depreciation of such currencies against the dollar would negatively impact our results of operations;

  —
  restrictions on the import and export of certain sensitive technologies, including data security and encryption technologies that we may use or other local laws or regulations impacting ecommerce, such as privacy and data exchange laws;

  —
  changes in regulatory requirements which could raise the cost of doing business or even prevent doing business in, or restrict our ability to remove funds or investments from, a country;

  —
  seasonal reductions in business activity, which may adversely impact our business and results of operations; and

  —
  longer payment cycles and problems in collecting accounts receivable, which may adversely impact our results of operations due to required allowances for doubtful accounts and increased cost of collection efforts.

        Any of these factors could result in increased costs, unanticipated liabilities, operational difficulties and decreases in revenues and earnings. In particular, our delivery model depends heavily on our office in Hyderabad, India. Any escalation in the political or military instability in India, Pakistan or the surrounding countries could hinder our ability to integrate our Indian operations into our global delivery model, and could result in material adverse effects to our business, financial condition and results of operations. Furthermore, the delivery of our services from remote locations causes us to rely on data, phone, power and other networks that are not as reliable as those in the United States. Any failures of these systems could affect the success of our global delivery model. Remote delivery of our services also increases the complexity and risk of delivering our services, which could affect our ability to satisfy our clients' expectations or perform our services within the estimated timeframe and budget for each project.

We may have difficulty responding to changing technology, industry standards and client preferences, which could cause us to lose existing business and opportunities for new business

        Our success will depend in part on our ability to develop information technology solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. We cannot give any assurances that we will be successful in addressing these developments on a timely basis or at all. Our failure to respond quickly and cost-effectively to new developments could cause us to lose current and potential business opportunities and have a material adverse effect on our business and results of operations.

        In particular, we have derived a significant portion of our service revenues from projects based primarily on:

  —
  open system technologies, which are standards-based, non-proprietary technologies;

  —
  multi-tier software architecture, in which the key layers of an application system are separated and optimized independently to improve performance, scalability and reliability;

  —
  web-based architectures; and

  —
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

Misappropriation of our intellectual property could harm our reputation, affect our competitive position and cost us money

        We believe our intellectual property, including our proprietary processes and methodologies, is important to our success and competitive position. If we are unable to protect our intellectual property against unauthorized use by others, our reputation among existing and potential clients could be damaged and our competitive position adversely affected.

        Our strategies to deter misappropriation could be inadequate in light of the following risks:

  —
  non-recognition of the proprietary nature of or inadequate protection of our methodologies in the United States or foreign countries;

  —
  undetected misappropriation of our proprietary methodologies;

  —
  development of similar software, applications or intellectual property by our competitors; and

  —
  unenforceability of the non-competition and confidentiality agreements entered into by our key employees.

        If any of these risks materialize, we could be required to spend significant amounts to defend our rights and our managerial resources could be diverted. In addition, our proprietary intellectual property may decline in value or our rights to them may not be enforceable.

Others could claim that we infringe on their intellectual property rights, which may result in substantial costs, diversion of resources and management attention and harm to our reputation

        Although we believe that our services, solutions and other intellectual property do not infringe on the intellectual property rights of others, we cannot give any assurances that an infringement claim will be successfully defended. A successful infringement claim against us could materially and adversely affect us in the following ways:

  —
  we may be liable for damages and litigation costs, including attorneys' fees;

  —
  we may be enjoined from further use of the intellectual property;

  —
  we may have to license the intellectual property, incurring licensing fees;

  —
  we may have to develop a non-infringing alternative, which could be costly and delay projects; and

  —
  we may have to indemnify clients with respect to losses incurred as a result of our infringement of the intellectual property.

        Regardless of the outcome, an infringement claim could result in substantial costs, diversion of resources and management attention, clients' termination of project engagements and harm to our reputation.

Our business and our client relationships may suffer if we have disputes over our right to resell or reuse intellectual property developed for specific clients

        A portion of our business involves the development of software applications and other intellectual property for specific client engagements. Ownership of client-specific software and intellectual property is generally retained by the client, although we retain ownership rights to some of the applications, processes, methodologies and other intellectual property developed in connection with client engagements and associated with our solutions. Issues relating to the rights to intellectual property can be complicated. We cannot give any assurances that disputes will not arise that affect our ability to resell or reuse such applications, processes, methodologies and other intellectual property, damage our relationships with our clients, divert our management's attention or have a material adverse effect on our business, financial condition and results of operations.

Our corporate governance provisions may deter a financially attractive takeover attempt

        Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including a transaction in which stockholders would receive a premium for their shares. These provisions include the following:

  —
  any action that may be taken by stockholders must be taken at an annual or special meeting and may not be taken by written consent;

  —
  stockholders must comply with advance notice requirements before raising a matter at a meeting of stockholders or nominating a director for election;

  —
  the Board of Directors, the Chairman of the Board or the President are the only persons who may call a special meeting of stockholders;

  —
  our Board of Directors is staggered into three classes and the members may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares entitled to vote; and

  —
  our Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue shares of preferred stock.

        Provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

Certain of our insiders have significant voting power and may effectively control the outcome of any stockholder vote

        Larry G. Tanning, our Chairman of the Board, and AEA Tanning Investors Inc., together with their respective affiliates, hold approximately 42% of the outstanding shares of our common stock and are parties to an agreement under which they have agreed to vote in favor of their nominees to our Board of Directors. As a result of their voting power, they are able to significantly influence the election of their nominees. Moreover, stockholders serving as directors or executive officers of our company, together with entities affiliated with them, own approximately 45% of our common stock. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval.

Our business may suffer if growth in the use of the Internet declines

        Because Internet technologies are central to many of our solutions, our business depends upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. Capacity constraints caused by growth in Internet usage may, unless resolved, impede further growth in Internet use. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and our business and results of operations could suffer. Factors which may affect Internet usage or electronic commerce adoption include:

  —
  actual or perceived lack of security of information;

  —
  lack of access and ease of use;

  —
  congestion of Internet traffic or other usage delays;

  —
  inconsistent quality of service;

  —
  increases in access costs to the Internet;

  —
  excessive government regulation;

  —
  uncertainty regarding intellectual property ownership;

  —
  reluctance to adopt new business methods;

  —
  costs associated with the obsolescence of existing infrastructure; and

  —
  economic viability of the Internet commerce model.

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

  —
  on-line content;

  —
  interaction with children;

  —
  copyright infringement;

  —
  user privacy;

  —
  taxation;

  —
  access charges;

  —
  liability for third-party activities;

  —
  transmission of sexually explicit material;

  —
  defamation;

  —
  consumer protection; and

  —
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

ITEM 2. PROPERTIES

        Our principal headquarters is located in Denver, Colorado and comprises approximately 75,000 square feet, of which we currently occupy approximately 25,000 square feet and are trying to sublet the balance. The lease for our headquarters expires on February 28, 2007. We also have offices in San Jose, California, Chicago, Illinois; Stamford, Connecticut; New York, New York; and Hyderabad, India. We have sublet our San Jose offices to unrelated third parties and are currently trying to sublet our New York office. We do not own any real estate. We do not consider any specific leased location to be material to our operations, and we believe that equally suitable alternative locations are available in all areas where we currently do business.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any pending material legal proceedings.

ITEM 4. SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Price of and Dividends on the Registrant's Common Equity

        (a) Our common stock is quoted on the Nasdaq National Market System under the symbol "TANN". The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock:

2001:	High	Low
First Quarter	$6.50	$3.41
Second Quarter	$5.90	$2.94
Third Quarter	$4.94	$3.27
Fourth Quarter	$3.37	$1.76
2002:
First Quarter	$3.55	$1.45
Second Quarter	$1.60	$1.06
Third Quarter	$1.21	$0.68
Fourth Quarter	$0.94	$0.52
2003:
January 1, 2003 through February 10, 2003	$0.95	$0.72

        (b) As of February 10, 2003, there were approximately 158 holders of record of our common stock.

        (c) We have never declared or paid any cash dividends on our common stock and do not expect to declare dividends on our common stock in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        (d) Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance
Equity compensation plans approved by security holders(1)	7,735,305	$6.81	5,074,940
Equity compensation plans not approved by security holders	0	0.00	0
Total	7,735,305	$6.81	5,074,940

  (1)
  Consists of our 2002 Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to our consolidated financial statements, each of which is included in this Annual Report on Form 10-K. The statement of operations data for the three-year period ended December 31, 2002 and the balance sheet information as of December 31, 2001 and 2002 are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the two-year period ended December 31, 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Results of operations for any historical period do not indicate results for any future period.

	Year ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except share and per share data)
Statement of Operations Data:
Service revenues*	$30,313	$58,464	$81,978	$46,174	$8,475
Product sales	2,976	—	—	—	—

Net revenues	33,289	58,464	81,978	46,174	8,475
Project personnel costs, net of reimbursable expenses*	14,941	28,148	40,262	25,221	10,985

Gross profit (loss)	18,348	30,316	41,716	20,953	(2,510)
Selling, marketing and administrative	12,178	27,833	46,091	41,500	18,017
Product development costs	2,786	—	—	—	—
Restructuring charges	—	—	—	5,144	9,985
Loss on contract and termination costs	—	—	5,842	—	—

Income (loss) from operations	3,384	2,483	(10,217)	(25,691)	(30,512)
Interest income (net of interest expense), and other, net	285	1,681	3,834	3,187	876

Income (loss) before income taxes	3,669	4,164	(6,383)	(22,504)	(29,636)
Income tax provision (benefit)	1,366	1,715	1,530	(4,344)	1,243

Net income (loss)	$2,303	$2,449	$(7,913)	$(18,160)	$(30,879)

Basic earnings (loss) per share	$0.15	$0.14	$(0.38)	$(0.84)	$(1.47)

Basic weighted average shares outstanding	14,968,974	17,556,487	20,945,966	21,509,130	21,049,936

Diluted earnings (loss) per share	$0.15	$0.12	$(0.38)	$(0.84)	$(1.47)

Diluted weighted average shares outstanding	15,232,236	20,032,171	20,945,966	21,509,130	21,049,936

Gross profit (loss) from services	$15,372	$30,316	$41,716	$20,953	$(2,510)
Income (loss) from operations from services	$3,194	$2,483	$(10,217)	$(25,691)	$(30,512)
	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,446	$68,617	$82,920	$57,320	$40,333
Working capital	14,005	78,235	87,612	62,530	39,949
Total assets	23,923	94,368	107,748	82,050	47,397
Long-term debt, net of current portion	460	—	—	—	—
Total stockholders' equity	16,772	84,602	92,747	73,903	38,019

*
Note that reclassification of reimbursable expenses was impractical for the years ending December 31, 1998 and 1999. As such, these amounts do not include reimbursable expenses in order to maintain comparability of all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements, each of which is included in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future financial performance. Actual results could be significantly different from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include those summarized in the section entitled "Business—Risks Related To Our Business," as well as those discussed in other sections of this Annual Report on Form 10-K.

Overview

        We are an information technology services and solutions provider that helps develop, deploy and optimize IT systems that reduce cost, improve performance and drive competitive advantage for leading companies worldwide. We focus on mission-critical business systems that are engineered to integrate, perform and scale, reliably and predictably. Our years of experience in pushing system performance limits has resulted in a unique family of Powering Performance™ solutions that are at the core of everything we do. Our solutions are focused on industries in which mission-critical high-performance IT systems provide competitive advantage, including financial services, logistics, travel and transportation, insurance and healthcare.

        The demand for the services that we provide is sensitive to a variety of factors, including industry trends and economic conditions. Throughout 2001, 2002 and continuing in 2003, poor general economic conditions and industry-specific shifts in demand have caused and could continue to cause existing and/or potential clients to reduce or eliminate their investment in the types of services we provide, and have made it more difficult to replace principal clients of ours that have reduced their level of investment in our services. Further, competitive and pricing pressures have increased. Our ability to substantially grow our revenues will continue to be adversely affected by these factors.

        On January 21, 2003, we announced that we have retained the investment banking firm of Adams, Harkness & Hill as our financial advisor to explore strategic alternatives to help us to evaluate the choices available to us to optimize shareholder value.

        Our service revenues are comprised of fees generated for professional services. We generally provide services to clients on a time and materials or a fixed-fee basis. Under time and materials contracts, we recognize revenue as services are provided. Under fixed-fee contracts, we recognize revenue on a percentage of completion basis. We are generally reimbursed for reasonable expenses under our contracts. These expenses and reimbursements are reflected on our statements of operations.

        Historically, a large portion of our service revenues has been derived from a limited number of clients. Our top five customers accounted for 81%, 69% and 67% of total service revenues during 2002, 2001 and 2000, respectively. To the extent we are unable to mitigate this revenue concentration through new business development, any cancellation, reduction or deferral in work performed for our principal clients will have an adverse effect on us. Many factors can result in a cancellation, reduction or deferral of services requested by our customers, including budget constraints, perceived project progress, perceived project success or value, industry shifts and consolidation, and economic factors.

        Service revenues from foreign operations represents revenue for professional services performed for clients outside North America. Foreign operations represented 3% of revenues in 2002, 30% of revenues in 2001, and 27% of revenues in 2000. We completed the closure of our European office during the first quarter of 2002. As such, we do not anticipate significant revenue from foreign operations in the foreseeable future.

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

        Since the second quarter of 2001, we have executed a series of cost control initiatives in our North American, European and Indian operations, resulting in gross restructuring charges of approximately $15.8 million. These charges include approximately $6.0 million in severance pay and other costs associated with an aggregate workforce reduction of 253 employees, of which 180 were billable consultants, and 73 were sales, marketing or administrative employees. The remainder of the restructuring charges relate to lease termination and other costs associated with office closures and consolidations, losses on computer hardware/software, furniture/fixtures and leasehold improvements disposals, and the disposition of cumulative currency translation adjustments. As a result of these initiatives, we closed our European office. Based on our best estimate of existing liabilities related to these restructuring initiatives, we reversed approximately $163,000 of previously recorded restructuring charges during the year ended 2001, and $527,000 of previously recorded restructuring charges during the year ended 2002. For more detail regarding these charges, see Footnote 12—Restructuring Charges, to the Condensed Consolidated Financial Statements.

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

        Dan J. Hesser, who served on Tanning's Board of Directors commencing in November 1999, was involved in a fatal accident in January 2003. Mr. Hesser also served as Chairman of the Audit Committee commencing in November 1999 and as a member of the Compensation Committee commencing in July 2002.

        On October 1, 2002, we received notification from the Nasdaq Stock Market, Inc. that our stock had traded below the $1.00 minimum per share price required for continued listing on the Nasdaq National Market for more than 30 consecutive trading days. On December 31, 2002, we received notification from the Nasdaq that our stock would be delisted because of such deficiency. On January 7, 2003, we submitted a written request to appeal Nasdaq's delisting determination to a Listing Qualifications Panel pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. The hearing request will stay the delisting of our common stock pending the Panel's decision. Our hearing is scheduled for February 13, 2003. No assurance can be made, however, that the appeal will be successful.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include expected future earnings and cash flows used to evaluate the recoverability of deferred tax assets, the adequacy of the allowances for bad debts, the percentage of completion on fixed fee projects, and the nature, timing and amount of charges associated with our restructurings. Actual results could differ from those estimates.

        Significant management judgment is required to determine the realizability of our deferred tax assets, and any valuation allowance recorded against the deferred tax assets. We evaluate the available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax will not be realized. As a result of operating losses incurred in 2001, the continued operating losses in 2002, and uncertainty as to the extent and timing of profitability in future periods, we recorded a valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002. The increase in the valuation allowance recorded on our statement of operations in the first quarter of 2002 was $1.2 million, with the balance of the valuation allowance adjustment of $5.1 million reflected as a reduction of our additional paid-in capital. Similarly, we have recorded a full valuation allowance on the tax benefit associated with combined pretax losses of $29.6 million during 2002. All foreign deferred tax assets were fully reserved during 2000. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the valuation allowance would increase net income in the period such determination is made. Since the amount of the deferred tax asset considered realizable is based on significant estimates, it is at least reasonably possible that changes in the estimates could materially affect our financial conditions and results of operations.

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

        Under fixed-fee contracts, we recognize revenue on a percentage of completion basis, which relies on estimates of total expected contract revenues and costs. We follow this method because we believe we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Because the financial reporting of these contracts depends on estimates, which are assessed on a regular basis during the contract term, recognized revenues and profits are subject to revisions as the contract progresses to completion. Losses on fixed-fee contracts, if any, are provided for in full in the period when first determined.

        Certain of the our contracts include provisions whereby our customer is entitled to withhold a pre-defined payment amount until final acceptance testing has been completed by the customer, or until certain time passage requirements have transpired. In these circumstances, we completely defer revenue recognition associated with these pre-defined amounts until all acceptance testing or time passage criteria have been met.

        During 2002, we adopted the Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." This pronouncement requires that reimbursements received for "out-of-pocket" expenses should be characterized as revenue and corresponding expense in the Statements of Operations. Prior to the adoption of this EITF, we reflected the reimbursement of out-of-pocket expenses as an offsetting reduction to operating expenses. This change in classification has not had an effect on current or previously reported net loss, or net loss per share. Internally, we continue to evaluate revenues and project personnel costs net of these reimbursable expenses.

        In accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Benefits and Other Costs to an Exit Activity," we have recorded specific charges associated with each of the restructuring activities that have taken place since the second quarter of 2001. At the time each restructuring is approved, we record a liability for the estimated costs associated with that restructuring plan. The consolidation or abandonment of office facilities requires us to make estimates, including contractual rental commitments for office space being vacated and related costs, offset by estimated future sublease income. We review, on a regular basis, our future sublease income assumptions. If the rental markets change, our sublease income assumptions may not be accurate, and it is possible that changes in the estimates could materially affect our financial condition and results of operations. Gross future lease payments associated with abandoned office space totaled approximately $10.4 million at December 31, 2002.

Results of operations

        The following table presents the relative composition of revenue and selected statement of operations data as a percentage of total revenues, as well as revenue growth statistics.

	Year ended December 31,
	2000	2001	2002
Statement of Operations Data:
Total revenues, including reimbursable expenses	100%	100%	100%
Project personnel costs, including reimbursable expenses	54	59	127

Gross profit (loss) margin	46	41	(27)
Selling, marketing and administrative	51	82	194
Restructuring charges	0	10	107
Loss on contract and termination costs	6	0	0

Loss from operations	(11)	(51)	(328)
Interest income and other, net	4	6	9

Loss before income taxes	(7)	(45)	(319)
Income tax provision (benefit)	2	(9)	13

Net loss	(9)%	(36)%	(332)%

  Comparison of years ended December 31, 2001 and 2002

Service revenues

        Our service revenues decreased $37.7 million, or 82%, to $8.5 million in 2002 from $46.2 million in 2001. The decrease in revenue is attributable to a decline in the size of projects being worked on for certain existing clients, the conclusion of our relationship with certain clients, as well as difficulty generating revenue from new clients. During 2002 we served 22 customers, with an average of $0.4 million in service revenues per customer. During 2001, we served 31 customers, with an average of $1.5 million in service revenues per customer. During 2002, our five largest customers accounted for approximately 81% of service revenues, compared to 69% of service revenues during 2001. The uncertainty in the economy has reduced IT spending for many of our existing and targeted customers, which has made developing new business, both with existing and potential clients, difficult in recent quarters.

Project personnel costs

        Our project personnel costs decreased $14.2 million, or 57%, to $11.0 million in 2002 from $25.2 million in 2001. This decrease was primarily due to a $12.5 million reduction in salary, payroll tax and benefit costs associated with fewer project personnel during 2002, as compared to 2001. Employee project personnel decreased from 275 at the end of 2001 to 133 at the end of 2002, largely as a result of restructuring initiatives undertaken during 2002. Also contributing to this overall decrease was a $1.4 million reduction in costs associated with subcontractors used during 2002, as compared to 2001.

Selling, marketing and administrative

        Our selling, marketing and administrative expenses decreased $23.5 million, or 57%, to $18.0 million in 2002 from $41.5 million in 2001. This decrease is largely attributable to a $8.3 million reduction in salary, payroll tax and benefit costs associated with fewer selling, marketing and administrative employees during 2002, as compared to 2001. Our selling, marketing and administrative staff decreased from 101 at the end of 2001 to 35 at the end of 2002, primarily as a result of restructuring initiatives undertaken during 2002. The remaining decrease in selling, marketing and administrative expenses is attributable, but not limited to, decreases in performance based compensation of $1.5 million, bad debt expense of $2.7 million, depreciation expense of $1.0 million, facility rents of $1.4 million, non-reimbursable travel costs of $1.2 million, and recruiting expenses of $0.9 million during 2002 as compared to 2001.

Restructuring charges

        During 2001, we executed cost control measures in our North American and European operations. The financial impact of these measures was a gross restructuring charge of approximately $5.3 million, consisting of severance pay, lease termination costs, losses on computer hardware and software and furniture/fixtures dispositions and the disposal of cumulative translation adjustments. These measures resulted in a workforce reduction of 123 employees and the closure of our European facilities. Approximately $164,000 of these restructuring charges were reversed during 2001.

        During 2002, we implemented further cost reduction measures in our North American and Indian operations, resulting in a total workforce reduction of 130 employees. The financial impact of these measures was a gross restructuring charge of approximately $10.5 million, consisting of severance pay, lease termination costs, and losses on leasehold improvement and furniture/fixtures dispositions. Approximately $527,000 of restructuring charges were reversed during 2002.

Other income

        Other income decreased $2.3 million, to $0.9 million in 2002 from $3.2 million in 2001. This decrease was attributable to a decrease in interest income, as well as decreases in foreign currency translation gains. The decrease in interest income was a result of both a decline in interest rates during 2002, as well as a decrease in cash and equivalents during 2002, as compared to 2001. All cash has been invested in short-term, interest bearing, investment grade obligations.

Provision for income taxes

        Income tax expense (benefit) represents combined federal, state, and foreign taxes. Our income tax benefit was $4.3 million on pre-tax losses of $22.5 million during 2001. Our ability to realize tax benefits is contingent upon our ability to generate taxable income in the future. As a result of operating losses incurred in 2001 and 2002, the continued operating losses in 2002, and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002. The increase in the valuation allowance recorded on the our statement of operations in the first quarter was $1.2 million, with the balance of the valuation allowance adjustment of $5.1 reflected as a reduction of our additional paid-in capital. Similarly, we have recorded a full valuation allowance on the tax benefit associated with pretax losses of $29.6 million during 2002.

Comparison of years ended December 31, 2000 and 2001

Service revenues

        Our service revenues decreased $35.8 million, or 44%, to $46.2 million in 2001 from $82.0 million in 2000. The decrease in service revenue is attributable to a decline in the number and size of projects being worked on for certain existing clients, the conclusion of our relationship with certain clients, as well as difficulty generating revenue from new clients. The reduction in IT spending for many of our existing and targeted customers has decreased, which made developing new business with existing and potential clients difficult.

Project personnel costs

        Our project personnel costs decreased $15.1 million, or 37%, to $25.2 million in 2001 from $40.3 million in 2000. This decrease was primarily due to a decrease of $6.1 million attributed to the reduction in the number of subcontractors used during 2001, as well as an approximate $5.9 million reduction in performance based compensation during 2001, as compared to 2000. Further, employee project personnel decreased from 326 at the end of 2000 to 275 at the end of 2001. This decrease in project personnel was the net result of increasing our lower-cost, off-shore Indian personnel by 42, and decreasing our combined North American and European technical population by 93. Our gross profit margin from service revenues decreased from 51% in 2000, to 45% in 2001. The decrease in gross margin was attributable to decreased utilization during 2001, partially offset by the lower cost of labor associated with our Indian development center.

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

Restructuring charges

        During 2001, we executed cost control measures in our North American and European operations. The financial impact of these measures was a gross restructuring charge of approximately $5.3 million, consisting of severance pay, lease termination costs, losses on computer hardware and software and furniture/fixtures dispositions and the disposal of cumulative translation adjustments. These measures resulted in a workforce reduction of 123 employees and the closure of our European facilities. Approximately $164,000 of these restructuring charges were reversed during 2001.

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

Quarterly results

        The following table presents our unaudited quarterly results of operations for 2001 and 2002. We derived this data from our unaudited consolidated financial statements, and, in the opinion of management, they include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. Results of operations for any historical period do not indicate results for any future period.

	Three months ended
	3/31/01	6/30/01	9/30/01	12/31/01	3/31/02	6/30/02	9/30/02	12/31/02
	(in thousands)
Total revenues	$14,224	$12,713	$13,946	$9,726	$2,121	$1,914	$2,581	$2,674
Project personnel costs, including reimbursable expenses	8,747	8,002	7,802	5,104	3,536	2,975	2,867	2,422

Gross profit (loss)	5,477	4,711	6,144	4,622	(1,415)	(1,061)	(286)	252
Selling, marketing and Administrative	10,712	11,895	9,868	9,025	4,974	4,905	4,556	3,582
Restructuring charges	—	514	1,041	3,589	1,343	(373)	9,170	(155)

Loss from operations	(5,235)	(7,698)	(4,765)	(7,992)	(7,732)	(5,593)	(14,012)	(3,175)
Interest income and other, net	1,425	816	499	447	225	411	119	121

Loss before income Taxes	(3,810)	(6,882)	(4,266)	(7,545)	(7,507)	(5,182)	(13,893)	(3,054)
Provision for (benefit from) income taxes	(1,410)	(1,703)	(1,230)	—	1,243	—	—	—

Net Loss	$(2,400)	$(5,179)	$(3,036)	$(7,545)	$(8,750)	$(5,182)	$(13,893)	$(3,054)

Basic loss per share	$(0.11)	$(0.24)	$(0.14)	$(0.35)	$(0.41)	$(0.25)	$(0.66)	$(0.15)

Diluted loss per share	$(0.11)	$(0.24)	$(0.14)	$(0.35)	$(0.41)	$(0.25)	$(0.66)	$(0.15)

        As a result of our adoption and retroactive application of the Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" during the third quarter of 2002, the above table does not conform to previously filed Form 10-Qs, with respect only to "Total revenues", and "Project personnel costs", for the first and second quarters of 2002. Net loss, and net loss per share in the above table conform to all previous filings.

Liquidity and capital resources

        Historically, we have funded operations and investments in property and equipment primarily from cash on hand, through cash generated from operations, and the sale of common stock. We had no outstanding debt as of December 31, 2002.

        On July 28, 1999, we completed a public offering of common stock which resulted in the issuance of 4,000,000 shares of our common stock. On August 23, 1999, we issued an additional 310,920 shares of common stock in connection with the exercise of the underwriters' over-allotment option. Proceeds to our company from these transactions, net of underwriting discounts and costs of the offering, were approximately $57.8 million. On February 1, 2000, GlobalCenter,Inc. purchased 229,227 shares of our common stock in a private offering. Proceeds to our company from this transaction were $10.0 million. On September 14, 2001, we entered into a stock subscription agreement with a key executive under which the executive purchased, on various dates from November 2001 to November 2002, a total of 176,788 shares of our common stock at a per share price of $4.10, for an aggregate purchase price of $724,831. The net proceeds from each of these offerings (including the net proceeds of the underwriters' exercise of the over-allotment option) have been invested in short-term, interest bearing, investment grade obligations. Based on our current business plan, we believe that the cash provided from operations, and cash on hand will be sufficient to meet our cash requirements at least through the end of 2003. To the extent future revenues are inadequate to support our costs and expenditures, our liquidity may be materially and adversely affected.

Contractual Obligations and Commercial Commitments

        The following table summarizes our future minimum lease payments under non-cancelable operating leases at December 31, 2002:

(In thousands)
2003	$3,568
2004	3,077
2005	2,771
2006	2,782
2007	959
Thereafter	1,622

Total	$14,779

        As a requirement under one of our office leases, we maintain a letter of credit in the amount of approximately $500,000. The terms of this lease allow the lessor to draw on the letter of credit should we default on any of the lease payment terms.

        Cash and cash equivalents decreased to $40.3 million at December 31, 2002 from $57.3 million at December 31, 2001. The decrease was due to a $16.4 million net decrease in cash from operating activities, a $0.7 million investment in property and equipment, a $0.2 million investment in Tanning Technology (India) Private Limited, $0.4 million in purchases of treasury shares, partially offset by $0.7 million in proceeds from the issuance of common stock, primarily in conjunction with a stock subscription agreement entered into with a key executive. We currently have no material commitments for capital expenditures.

        During the third quarter of 2002, we purchased 298,669 shares of our common stock from a key executive. The executive used all proceeds from this transaction to make full payment on a promissory note, owed to us by the executive, including accrued interest, in the amount of $286,722. During the fourth quarter of 2002, we purchased an additional 141,500 shares of our common stock, for an aggregate price of approximately $116,000. The shares we purchased in these transactions are included in treasury stock at December 31, 2002. We may purchase additional shares under our stock repurchase program in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Although we continue to pursue new clients across the globe, we are not currently providing a significant level of services to clients outside North America. We will continue to serve our international clients from our North American and Indian facilities. If we expand our business with foreign clients, risks associated with foreign currencies will increase.

        The net proceeds from the sale of common stock have been invested in short-term, interest-bearing, investment-grade obligations. As such, our interest income could be affected by fluctuations in prevailing interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this Item are submitted as a separate section of this Form 10-K. See Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A in connection with our 2003 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. CONTROLS AND PROCEDURES

        Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this annual report, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

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

  (b) Reports on Form 8-K:

    On October 4, 2002, we filed a Current Report on Form 8-K regarding notification we received from The Nasdaq Stock Market, Inc. ("Nasdaq") that for the last 30 consecutive trading days, the price of our common stock, par value $0.01, had closed below the minimum $1.00 per share requirement for continued inclusion in the Nasdaq National Market.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Tanning Technology Corporation

        We have audited the accompanying consolidated balance sheets of Tanning Technology Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanning Technology Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Denver, Colorado
January 24, 2003

TANNING TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$57,320,163	$40,332,547
Accounts receivable—trade, net of allowance for doubtful accounts $2,731,365 and $262,060 at December 31, 2001 and 2002, respectively	10,517,262	2,608,884
Accounts receivable—other	428,319	714,039
Income taxes receivable	42,103	4,472
Prepaid expenses and other assets	1,648,391	1,291,035

Total current assets	69,956,238	44,950,977
Property and equipment, at cost:
Computer equipment	3,503,210	1,290,671
Office furniture and equipment	3,081,703	1,820,373
Computer software	3,701,055	1,500,855
Leasehold improvements	2,246,029	374,152

	12,531,997	4,986,051
Less accumulated depreciation and amortization	(7,314,566)	(2,756,470)

	5,217,431	2,229,581
Deferred income taxes, net	6,518,231	—
Long-term receivables—related party	210,000	—
Deposits and other long-term assets	147,752	215,948

Total assets	$82,049,652	$47,396,506

See accompanying notes.

TANNING TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

	December 31,
	2001	2002
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$641,668	$239,964
Accrued compensation	3,763,745	1,757,631
Accrued restructuring charges	2,476,069	2,410,205
Other accrued liabilities	499,752	253,674
Deferred revenue	45,030	340,330

Total current liabilities	7,426,264	5,001,804
Accrued restructuring charges, net of current portion	—	3,709,974
Other long-term liabilities	681,397	665,307
Minority interest	38,661	—
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value:
Authorized shares—5,000,000 Issued and outstanding shares—none at December 31, 2001 and 2002	—	—
Common stock:
Common Stock, $0.01 par value:
Authorized shares—70,000,000 Issued shares—21,785,590 at December 31, 2001 and 21,794,501 at December 31, 2002
Outstanding shares—21,166,869 at December 31, 2001 and 20,802,305 at December 31, 2002	217,856	217,946
Additional paid-in capital	97,433,858	91,618,111
Treasury stock, at cost (618,721and 992,196 shares at December 31, 2001 and 2002)	(1,630,270)	(1,458,515)
Stock subscription receivable	(607,831)	—
Accumulated deficit	(21,465,035)	(52,344,395)
Accumulated comprehensive loss	(45,248)	(13,726)

Total stockholders' equity	73,903,330	38,019,421

Total liabilities and stockholders' equity	$82,049,652	$47,396,506

See accompanying notes.

TANNING TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2000	2001	2002
Revenues:
Service revenues	$81,978,461	$46,174,198	$8,475,056
Reimbursable expenses	8,572,068	4,434,891	814,446

Total revenues	90,550,529	50,609,089	9,289,502
Operating expenses:
Project personnel costs	40,262,212	25,220,572	10,984,693
Reimbursable expenses	8,572,068	4,434,891	814,446
Selling, marketing and administrative expenses	46,090,964	41,500,007	18,017,391
Restructuring charges	—	5,144,282	9,985,134
Loss on contract and termination costs	5,841,888	—	—

Total operating expenses	100,767,132	76,299,752	39,801,664

Loss from operations	(10,216,603)	(25,690,663)	(30,512,162)
Other income (expense):
Interest income	4,608,432	2,901,019	831,820
Other, net	(774,836)	285,731	44,120

Loss before provision for (benefit from) income taxes	(6,383,007)	(22,503,913)	(29,636,222)
Provision for (benefit from) income taxes	1,530,230	(4,343,594)	1,243,138

Net loss	$(7,913,237)	$(18,160,319)	$(30,879,360)

Basic and diluted loss per share	$(0.38)	$(0.84)	$(1.47)

Basic and diluted weighted average shares outstanding	20,945,966	21,509,130	21,049,936

See accompanying notes.

TANNING TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock				Retained earnings (accumulated deficit)
					Stock subscription receivable	Additional paid-in capital		Accumulated comprehensive income (loss)	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2000	20,439,546	$204,395	—	$—	$—	$79,844,186	$4,608,521	$(55,364)	$84,601,738
Issuance of common stock	229,227	2,292	—	—	—	9,997,736	—	—	10,000,028
Employee stock purchase plan	81,644	817	—	—	—	392,287	—	—	393,104
Exercised stock options	810,539	8,106	—	—	—	2,995,654	—	—	3,003,760
Income tax benefit from stock option exercises	—	—	—	—	—	2,285,578	—	—	2,285,578
Income tax benefit from disqualifying dispositions	—	—	—	—	—	507,085	—	—	507,085
Net loss	—	—	—	—	—	—	(7,913,237)	—	(7,913,237)
Foreign currency translation	—	—	—	—	—	—	—	(131,320)	(131,320)

Comprehensive income	—	—	—	—	—	—	—	—	(8,044,557)

Balance, December 31, 2000	21,560,956	215,610	—	—	—	96,022,526	(3,304,716)	(186,684)	92,746,736
Employee stock purchase plan	22,240	223	137,842	500,095	—	(35,864)	—	—	464,454
Exercised stock options	202,394	2,023	—	—	—	695,472	—	—	697,495
Income tax benefit from stock option exercises	—	—	—	—	—	91,626	—	—	91,626
Income tax benefit from disqualifying dispositions	—	—	—	—	—	43,662	—	—	43,662
Treasury stock purchases	—	—	(785,100)	(2,238,760)	—	—	—	—	(2,238,760)
Issuance of treasury stock	—	—	28,537	108,395	117,000	(108,395)	—	—	117,000
Stock subscription receivable	—	—	—	—	(724,831)	724,831	—	—	—
Net loss	—	—	—	—	—	—	(18,160,319)	—	(18,160,319)
Foreign currency translation	—	—	—	—	—	—	—	141,436	141,436

Comprehensive income	—	—	—	—	—	—	—	—	(18,018,883)

Balance, December 31, 2001	21,785,590	217,856	(618,721)	(1,630,270)	(607,831)	97,433,858	(21,465,035)	(45,248)	73,903,330
Employee stock purchase plan	—	—	70,317	214,548	—	(158,915)	—	—	55,633
Exercised stock options	8,911	90	—	—	—	25,753	—	—	25,843
Income tax benefit from stock option exercises	—	—	—	—	—	226	—	—	226
Treasury stock purchases	—	—	(592,043)	(685,237)	—	—	—	—	(685,237)
Issuance of treasury stock	—	—	148,251	642,444	607,831	(642,444)	—	—	607,831
Deferred tax asset valuation allowance	—	—	—	—	—	(5,040,367)	—	—	(5,040,367)
Net loss	—	—	—	—	—	—	(30,879,360)	—	(30,879,360)
Foreign currency translation	—	—	—	—	—	—	—	31,522	31,522

Comprehensive income	—	—	—	—	—	—	—	—	(30,847,838)

Balance, December 31, 2002	21,794,501	$217,946	(992,196)	$(1,458,515)	$—	$91,618,111	$(52,344,395)	$(13,726)	$38,019,421

TANNING TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2000	2001	2002
Operating activities
Net loss	$(7,913,237)	$(18,160,319)	$(30,879,360)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of equipment	94,412	—	181,581
Depreciation and amortization	2,476,005	2,744,668	1,736,875
Loss on accounts and other receivables	5,178,682	2,230,478	189,057
Loss on other assets	750,000	—	—
Deferred income taxes	1,158,090	(4,348,242)	1,478,091
Minority interest	44,304	(115,433)	70,703
Restructuring charges	—	2,476,069	3,684,472
Non-cash restructuring charges—asset disposals	—	168,021	1,852,099
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,475,456)	(112,667)	7,934,342
Accounts receivable—other	(243,065)	60,290	(316,729)
Income taxes receivable	(1,328,477)	1,973,011	37,923
Prepaid expenses and other assets	(1,040,419)	(131,833)	24,304
Long-term receivables—related parties	506,651	93,349	110,000
Deposits and other long-term assets	(135,836)	65,822	(17,560)
Accounts payable	568,023	(2,412,693)	(409,678)
Accrued compensation	4,764,951	(5,599,392)	(2,140,639)
Deferred revenue	(116,232)	(291,587)	296,127
Other accrued liabilities	94,927	(766,763)	(253,528)
Other long-term liabilities	327,188	29,130	(16,090)

Net cash provided by (used in) operating activities	3,710,511	(22,098,091)	(16,438,010)
Investing activities
Purchase of property and equipment, net	(2,855,426)	(2,697,128)	(772,398)
Investment in Tanning Technology (India) Private Limited	—	—	(160,000)

Net cash used in investing activities	(2,855,426)	(2,697,128)	(932,398)
Financing activities
Purchase of treasury shares	—	(2,238,760)	(402,751)
Exercise of stock options	3,003,760	697,495	25,842
Proceeds from employee stock purchase plan	393,104	464,454	55,633
Net proceeds from issuance of common stock	10,000,028	117,000	607,831

Net cash provided by (used in) financing activities	13,396,892	(959,811)	286,555
Effect of exchange rate on cash	50,680	155,200	96,237

Net increase (decrease) in cash and cash equivalents	14,302,657	(25,599,830)	(16,987,616)
Cash and cash equivalents at beginning of period	68,617,336	82,919,993	57,320,163

Cash and cash equivalents at end of period	$82,919,993	$57,320,163	$40,332,547

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	2,009,872	—	—
Supplemental disclosure on non-cash investing and financing transactions
Receipt of common stock as payment on short-term note receivable	$—	$—	$282,486
Increase in valuation allowance for deferred tax assets and reduction in additional paid-in-capital for previously recorded income tax benefits attributable to stock option exercises and disqualifying dispositions	—	—	(5,040,367)

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

        Tanning Technology Europe Limited ("TTEL") is a wholly-owned direct subsidiary of the Company, organized under the laws of the United Kingdom. During the first quarter of 2002, the Company completed the closure of its offices in the United Kingdom.

        During 1998, the Company established a 51% indirectly owned Indian subsidiary, Tanning Technology India Pvt Ltd ("TTI"). Through additional investments, the Company increased its ownership interest in TTI to 76% during 1999. During 2002, the Company acquired the remaining 24% of TTI, making TTI a wholly-owned subsidiary of the Company. The operating results of TTI are not material to the consolidated results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

        The accompanying financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

        The Company's contracts are billed on either a time and materials basis or a fixed price basis. Under time and materials contracts, the Company recognizes revenue as services are provided. The Company recognizes revenue for fixed price contracts on a percentage of completion basis (based on the ratio of costs incurred to the total estimated project cost at completion). Losses on fixed-fee contracts, if any, are provided for in full in the period when first determined. In addition, the Company is generally reimbursed for reasonable expenses incurred under its contracts. These expenses and reimbursements are reflected in the statements of operations.

        Certain of the Company's contracts include provisions whereby the Company's customer is entitled to withhold a pre-defined payment amount until final acceptance testing has been completed by the customer, or until certain time passage requirements have transpired. In these circumstances, the Company completely defers revenue recognition associated with these pre-defined amounts until all acceptance testing or time passage criteria have been met.

Cash and Cash Equivalents

        The Company considers all highly liquid investments (including money market accounts) with a maturity of three months or less when purchased to be cash equivalents. As a requirement under one of its office leases in order to secure future lease payments, the Company has a fully collateralized Standby Letter of Credit in the amount of approximately $500,000. This amount is included as part of cash and cash equivalents at December 31, 2002.

Property and Equipment

        Property and equipment is stated at cost. Depreciation and amortization is based on the straight-line method over the following estimated useful lives:

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

        During the year ended December 31, 2001, the Company decided to close its office in the United Kingdom and dispose of certain computer hardware and software and furniture/fixtures. These assets have been written off as part of the related restructuring charge. The total impairment charge was approximately $168,000, and the related assets were determined to have a fair value of zero. See footnote 12 for further discussion.

        During the year ended December 31, 2002, the Company implemented further office space reductions in its North American operations. As a result, certain leasehold improvements and furniture/fixtures were written off as part of the related restructuring charge. The total impairment charge was approximately $1,747,000, and the related assets were determined to have a fair value of zero. See footnote 12 for further discussion.

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

        The Company's financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits recorded against operating losses incurred in 2001, as well as tax benefits resulting from the exercise of employee stock options, which benefits were recorded as additional paid-in capital in the period of exercise. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against the net deferred tax assets. As a result of operating losses incurred in 2001, the continued operating losses in 2002, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002. The increase in the valuation allowance recorded on the Company's statement of operations in the first quarter of 2002 was approximately $1.2 million, with the balance of the valuation allowance adjustment of approximately $5.1 million reflected as a reduction of the Company's additional paid-in capital. Similarly, the Company has recorded a full valuation allowance on the tax benefit associated with pretax losses of $29.6 million for the year ended December 31, 2002.

        If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax asset would increase net income or decrease net loss in the period such determination is made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates could materially affect the financial condition and results of operations. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss; changes to the valuation allowance; changes to federal, state or foreign tax laws; future expansion into areas with varying country, state, and local income tax rates and rules regarding the deductibility of certain costs and expenses; and as a result of acquisitions.

Foreign Currency Translation

        The financial statements of TTEL were prepared in pound sterling and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statements of operations. Translation adjustments are reflected as foreign currency translation adjustments within comprehensive income in stockholders' equity. In 2001, as a result of the decision to close our European office, the Company included a $322,000 foreign currency translation adjustment in restructuring charges. These translation adjustments had previously been included within comprehensive income in stockholders' equity. Further translation losses related to TTEL, totaling approximately $129,000, were included in net income during 2002. Transaction adjustments for TTEL are included in income. Foreign currency transaction adjustments are not material to income.

Fair Value of Financial Instruments

        The carrying amounts of the Company's cash and cash equivalents, receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments.

Sales to Significant Customers

        Two customers accounted for 21% each, of service revenues in 2000. Two customers accounted for 22% each, of service revenues in 2001. Two customers accounted for 42% and 20%, respectively, of service revenues in 2002. The Company performs periodic credit evaluations of its customers' financial condition, including the consideration of macroeconomic factors, and external financing circumstances. Collateral generally is not required.

        As a result of projects ending and client budget pressure, the Company's work for a number of clients who were among the five largest in 2001 sharply declined at the end of 2001 and throughout 2002.

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

        Bad debt expense was $5,024,000, $2,230,000 and a net reversal of $525,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Bad debt expense is recorded based upon the Company's estimate regarding the likelihood of collections, as well as historical collection experience. With respect to 2001, the bad debt expense is principally associated with amounts due from one of the Company's largest customers. Based on subsequent collections, the Company reversed approximately $454,000 of bad debt expense associated with this customer during the year ended December 31, 2002.

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

Earnings Per Share

        The Company has adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The Company has a net loss for each of the years ended December 31, 2000, 2001 and 2002. Therefore, for these periods, the effect of common stock equivalents is excluded from the computation of earnings (loss) per share since their effect is anti-dilutive. Under the treasury stock method, if the Company were not in a net loss position, the securities included in the computation would have been 2,818,300 shares, 445,452 shares, and 2,084 shares for the years ended December 31, 2000, 2001 and 2002, respectively.

        The following table reflects the basic and diluted weighted average shares.

	Year ended December 31,
	2000	2001	2002
Weighted-average shares outstanding	20,945,966	21,509,130	21,049,936
Dilutive impact of options outstanding	—	—	—

Weighted-average shares and potential dilutive shares outstanding	20,945,966	21,509,130	21,049,936

Reclassifications

        Certain of the prior year amounts have been reclassified to conform with the 2002 presentation.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not adopted the provisions of SFAS 146 in the December 31, 2002 financial statements, or for any prior periods.

        During 2002, the Company adopted the Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." This pronouncement requires that reimbursements received for "out-of-pocket" expenses should be characterized as revenue and corresponding expense in the Statements of Operations. Prior to the adoption of this EITF, the Company reflected the reimbursement of out-of-pocket expenses as an offsetting reduction to operating expenses. The Company incurs incidental expenses in the delivery of services to its clients. These "out-of-pocket" expenses include, but are not limited to, transportation, lodging and related charges. Accordingly, the Company has adjusted all periods reported to reflect an increase in revenue, and an equal and offsetting increase in operating expenses, related to reimbursable expenses. This change in classification has not had an effect on current or previously reported net loss, or net loss per share.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS is effective for fiscal periods ending after December 15, 2002. See footnote 8 for pro-forma disclosure of stock based compensation.

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

        During the first quarter of 2002, the Company received 151,874 shares of its common stock from a former key executive as full payment on a promissory note, owed to the Company by the former executive, including accrued interest, in the amount of $282,486. These shares are included in treasury stock at December 31, 2002.

        During the third quarter of 2002, the Company purchased 298,669 shares of its common stock from a key executive. The executive used all proceeds from this transaction to make full payment on a promissory note, owed to the Company by the executive, including accrued interest, in the amount of $286,722. The shares purchased by the Company in this transaction are included in treasury stock at December 31, 2002.

        During the year ended December 31, 2002, the Company repurchased 141,500 shares of its common stock for an aggregate price of $116,029.

        During the year ended December 31, 2002, the company issued 218,568 shares out of treasury in conjunction with purchases under its qualified employee stock purchase plan, as well as a purchase of company stock made by a key executive under a stock subscription agreement.

4. INCOME TAXES

        The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	2000	2001	2002
Provision for (benefit from) income taxes:
Current:
Federal	$1,414,039	$(2,534,604)	$(2,624,194)
State	77,121	(359,414)	(265,796)
Foreign	60,738	4,648	47

Total current	1,551,898	(2,889,370)	(2,889,943)
Deferred:
Federal	(17,081)	(1,236,090)	3,513,119
State	(4,587)	(218,134)	619,962

Total deferred	(21,668)	(1,454,224)	4,133,081

Provision for (benefit from) income taxes	$1,530,230	$(4,343,594)	$1,243,138

        The components of the deferred tax provision (benefit), which arise from timing differences between financial and tax reporting, are presented below:

	December 31,
	2001	2002
Allowance for uncollectible accounts	$337,190	$(893,990)
Accrued commissions	65,040	(60,027)
Accrued vacation	10,753	(113,236)
Accrued bonuses	—	(95,507)
Accrued restructuring	—	2,282,827
Deferred revenue	16,796	(16,796)
Deferred rent	244,032	(6,002)
Accelerated depreciation	521,028	43,339
Deferred state income taxes	19,224	—
Bad debt write-off of Tanning Technology Europe	—	(5,045,926)
Other	240,161	(227,763)

	$1,454,224	$(4,133,081)

        Variation from the federal statutory rate is as follows:

	Year ended December 31,
	2000	2001	2002
Expected provision for (benefit from) federal income taxes at statutory rate of 34%	$(2,170,222)	$(7,651,331)	$(10,076,315)
Permanent differences	76,183	71,643	45,125
State taxes, net of federal benefit	47,872	(509,783)	(1,026,858)
Valuation allowance on capital loss	300,000	—	—
Other	10,760	266,741	(608,329)
Valuation allowance on domestic losses	—	1,250,642	12,849,699
Valuation allowance on foreign losses	2,411,073	2,228,494	59,816
Difference between U.S. and foreign tax rates	854,564	—	—

	$1,530,230	$(4,343,594)	$1,243,138

        The components of the net deferred income tax asset are as follows:

	December 31,
	2001	2002
Allowance for uncollectible accounts	$991,738	$97,748
Accrued vacation	204,900	91,664
Accrued compensation	262,188	106,654
Deferred revenue	16,796	—
Deferred rent	244,032	238,030
Accelerated depreciation	104,203	147,541
Other	249,311	21,548
Accrued restructuring	—	2,282,827
Net operating losses—domestic	5,695,705	22,605,260
Net operating losses—foreign	4,639,567	3,294,745
Bad debt write-off of Tanning Technology Europe	—	(5,045,926)
Valuation allowance on domestic losses	(1,250,642)	(20,545,346)
Valuation allowance on foreign losses	(4,639,567)	(3,294,745)

Deferred tax asset, net	$6,518,231	$—

        The Company's history of operating losses has created uncertainty regarding the future benefit of deferred tax assets arising from both foreign and domestic operations. As such, as of December 31, 2002, all deferred tax assets have been fully reserved.

        The Company has accumulated net operating loss carry-forwards as follows:

	Amount	Expire
Domestic	$60,603,914	2019—2022
Foreign	$10,982,482	No expiration

5. COMMITMENTS AND CONTINGENCIES

        The Company leases equipment and office space. Rental expense under operating leases included in selling, marketing and administrative expenses was $3,613,147, $4,935,533 and $3,610,683 for the years ended December 31, 2002, 2001 and 2000, respectively. Rental expense under operating leases included in restructuring charges during the year ended December 31, 2002 was approximately $0.8 million. During the year ended December 31, 2002, the Company received approximately $320,000 in sub-lease income related to one of its office leases.

        The following represents the future minimum lease payments for all noncancelable operating leases at December 31, 2002:

2003	$3,568,380
2004	3,077,096
2005	2,771,190
2006	2,782,449
2007	958,813
Thereafter	1,621,500

Total minimum lease payments	$14,779,428

        At December 31, 2002, the Company has approximately $5.9 million in future office lease payments accrued as a restructuring charge, net of assumed future sub-lease income. See further discussion in footnote 12.

        Due to pending decisions from a foreign taxing authority, there is uncertainty surrounding potential corporate and payroll tax liabilities the Company may have to a foreign country in which it has conducted business in the past. The Company believes it has recorded adequate reserves related to these potential liabilities as of December 31, 2002.

6. RELATED PARTY TRANSACTIONS

        The Company has entered into employment agreements with certain stockholders of the Company. These employment agreements were for three years and consisted of annual minimum salary payments of $950,000 (in the aggregate for the employees who are party to these agreements) plus annual bonuses, as defined. In connection with the initial public offering, the Company amended these agreements to change the annual salary payments to $570,000 (in the aggregate for the employees who are party to these agreements) plus annual bonuses. Effective October 1, 1999 through December 31, 2000, the Company amended these agreements to reduce the annual salary payments to $399,000 (in the aggregate for the employees who are party to these agreements). One of the stockholders subject to these agreements terminated employment with the Company during the first quarter of 2002.

        Since 1999 the Company has granted loans to certain employees for an aggregate amount of approximately $1.8 million. These loans bear interest at Applicable Federal Rates ranging from 2.69% to 6.60% per annum, as prescribed by the Internal Revenue Service. All outstanding principal and unpaid interest amounts associated with employee loans become due on various dates through March 2004. Outstanding principal and unpaid interest associated with these loans, totaling $355,242, has been fully reserved as of December 31, 2002.

        During the third quarter of 2001, the Company entered into a stock subscription agreement with a key executive who commenced employment on November 1, 2001. This agreement provided that the executive would purchase, on various dates from November 2001 to November 2002, a total of 176,788 shares of the Company's common stock at a per share price of $4.10, for an aggregate purchase price of $724,831. As of December 31, 2002, the executive has fully satisfied the obligations under this agreement.

        During the first quarter of 2002, the Company received 151,874 shares of its common stock from a former key executive as full payment on a promissory note, owed to the Company by the former executive, including accrued interest, in the amount of $282,486. These shares are included in treasury stock at December 31, 2002.

        During the third quarter of 2002, the Company purchased 298,669 shares of its common stock from a key executive. The executive used all proceeds from this transaction to make full payment on a promissory note, owed to the Company by the executive, including accrued interest, in the amount of $286,722. The shares purchased by the Company in this transaction are included in treasury stock at December 31, 2002.

7. EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees age twenty-one or older are eligible to participate in the plan upon employment with the Company and may elect to defer up to 15 percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the retirement plan agreement, the Company, at its discretion, may make voluntary contributions to the plan. Each employee must complete one year of service, as defined, in order to receive any voluntary contributions made by the Company. Total employer contributions to the plan during 2000, 2001 and 2002 were $251,239, $279,611 and $199,686 respectively.

8. STOCK OPTIONS

        Effective May 21, 2002 upon approval by the Company's shareholders, the Company adopted the Tanning Technology Corporation 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan replaced the Company's previous stock option plans described below (the "Previous Plans") and incorporates all stock options that were granted under the Previous Plans. The 2002 Plan, which contains similar terms and conditions as the Previous Plans, did not increase the aggregate number of shares of common stock available for grant under the Previous Plans. The 2002 Plan shall terminate on May 21, 2012.

        In 1997, the Company adopted the Tanning Technology Corporation Stock Option Plan (as amended, the "1997 Plan"). In 1998, the Company adopted the Tanning Technology Corporation 1998 Stock Option Plan (as amended, the "1998 Plan). In 1999, the Company adopted the Tanning Technology Corporation 1999 Stock Option Plan (the "1999 Plan" and, together with the 1997 Plan and 1998 Plan, the "Previous Plans"). The Previous Plans provided for the granting of incentive stock options to key employees, and nonqualified stock options to key employees, contractors and directors of the Company. All awards were for the right to purchase one share of common stock at a price determined by a committee of the Board of Directors. The exercise price per share, however, could not be less than 100% of the fair market value of a share on the date the option was granted. Options generally vest over a period of 4-5 years; however, other vesting periods may have been authorized by the committee. Unless otherwise terminated or cancelled, options under the Previous Plans have a ten year life from the date of grant. Terminated or cancelled options could be reissued under the Previous Plans. The maximum number of shares of common stock available for awards was 3,289,094 under the 1997 Plan, 6,229,640 under the 1998 Plan and 5,000,000 under the 1999 Plan.

        Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: volatility factors of 1.054, 1.076 and 1.247; risk-free interest rates of 2.87%-5.00%; dividend yields of 0 for each year; and a weighted-average expected life of the option of 5 years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and loss per share was as follows:

	Year ended December 31,
	2000	2001	2002
Net loss, as reported	$(7,913,237)	$(18,160,319)	$(30,879,360)
Less: total stock-based employee compensation benefit (expense) determined under fair value based methods for all awards, net of related tax effects	(12,215,763)	(5,458,954)	3,851,734

Pro forma net loss	$(20,129,000)	$(23,619,273)	$(27,027,626)

Net loss per share:
Basic and diluted, as reported	$(0.38)	$(0.84)	$(1.48)
Basic and diluted, pro forma	$(0.96)	$(1.10)	$(1.28)

        A summary of the Company's stock option activity, and related information, for the years ended December 31, 2000, 2001 and 2002 is as follows:

	Options	Weighted- average exercise price
Outstanding January 1, 2000	8,671,669	$8.78
Granted	3,959,380	20.09
Exercised	(810,539)	3.71
Forfeited	(1,591,227)	18.44

Outstanding December 31, 2000	10,229,283	12.06
Granted	3,131,493	4.10
Exercised	(202,394)	3.45
Forfeited	(2,794,939)	15.34

Outstanding December 31, 2001	10,363,443	8.91
Granted	869,535	1.99
Exercised	(8,911)	2.90
Forfeited	(3,488,762)	11.87

Outstanding December 31, 2002	7,735,305	6.81

Outstanding Options				Exercisable Options
Option Price Range	Shares Under Option	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Currently Exercisable	Weighted Average Exercise Price
$ 1.00 to $1.99	35,000	9.4 years	$1.19	—	—
$ 2.00 to $3.99	4,109,887	6.8 years	$3.28	2,917,170	$3.59
$ 4.00 to $6.99	1,601,049	8.3 years	$4.29	753,160	$4.34
$ 7.00 to $11.99	870,831	6.6 years	$9.44	630,644	$9.24
$12.00 to $19.99	800,189	7.0 years	$14.76	515,278	$14.70
$20.00 to $35.00	138,925	6.8 years	$32.15	126,694	$32.48
$37.00 to $65.00	179,424	7.1 years	$43.52	135,545	$43.60

The weighted average fair value of options granted, with exercise prices equal to market price, were $1.24, $3.26 and $17.16 during 2002, 2001 and 2000 respectively. The weighted average fair value of options granted, with exercise prices exceeding market price, was $0.55 during 2002.

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

        SFAS 131 also requires the disclosure of certain financial information pertaining to geographic areas. Information about the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

	Year ended December 31,
	2000	2001	2002
Service revenues from external customers:
North America	$59,748	$32,301	$8,216
Denmark	16,818	10,021	259
Other international	5,412	3,852	—

Total	$81,978	$46,174	$8,475

	December 31,
	2001	2002
Long-lived assets, net:
United States	$3,968	$1,566
Foreign	1,249	664

Total	$5,217	$2,230

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

        In July 1999, the Company replaced the 1999 Plan with the adoption of the Tanning Technology Corporation 1999 Employee Stock Purchase Plan (the "Plan"). The Company intends that the Plan qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All full-time employees who have completed at least four months of service prior to the expiration of the purchase period are eligible to participate in the Plan. Under the Plan, eligible employees can purchase shares, subject to limitations, of the Company's Common Stock at a discount not to exceed 15% of the market price as defined. During the years ended December 31, 2000, 2001 and 2002, the Company issued 81,644, 160,082 and 70,317 shares of Common Stock in conjunction with this plan, respectively. Due to immateriality, the estimated fair value of employees' purchase rights under the Employee Stock Purchase Plan have not been included in the SFAS 123 pro-forma disclosure in footnote 8.

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

	Workforce Reduction	Office Closures	Fixed Assets	Cumulative Translation Adjustment	Total	Project Personnel	SM&A	Total
2nd quarter-2001	$514	$—	$—	$—	$514	11	5	16
3rd quarter-2001	624	580	—	—	1,204	30	7	37
4th quarter-2001	2,536	564	167	322	3,589	48	22	70
1st quarter-2002	1,300	40	—	—	1,340	75	23	98
3rd quarter-2002	1,044	6,378	1,747	—	9,169	16	16	32

Total	$6,018	$7,562	$1,914	$322	$15,816	180	73	253

        Approximately $163,000 and $527,000 of previously recorded restructuring charges were reversed during the years ending December 31, 2001 and 2002, respectively.

        Approximately $6,120,000 in restructuring charges, primarily related to future lease obligations, net of assumed sublease income, remain unpaid and are included in total liabilities as of December 31, 2002.

        Original restructuring charges occurring during 2001 and 2002, additional charges, reversals and utilization, both cash and non-cash, as of December 31, 2002, are as follows (in thousands):

				Utilization
	Original Charges	Additional Charges (Reversals)	Total Charges			Unpaid Balance
				Cash	Non-cash
Workforce reduction costs	$6,018	$(592)	$5,426	$(5,243)	$—	$183
Office closures/consolidations	7,562	(194)	7,368	(1,431)	—	5,937
Fixed assets	1,914	(62)	1,852	—	(1,852)	—
Cumulative translation adjustment	322	159	481	—	(481)	—

Total restructuring costs	$15,816	$(689)	$15,127	$(6,674)	$(2,333)	$6,120

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Period ending December 31, 2000
Allowance for doubtful accounts	$874,949	$5,024,182	$—	$4,146,169	$1,752,962
Valuation allowance on deferred tax assets	$—	$2,411,073	$—	$—	$2,411,073
Period ending December 31, 2001
Allowance for doubtful accounts	$1,752,962	$2,230,478	$—	$1,252,075	$2,731,365
Valuation allowance on deferred tax assets	$2,411,073	$3,479,136	$—	$—	$5,890,209
Period ending December 31, 2002
Allowance for doubtful accounts	$2,731,365	$(525,941)	$—	$1,943,364	$262,060
Valuation allowance on deferred tax assets	$5,890,209	$12,909,515	$5,040,367	$—	$23,840,091

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANNING TECHNOLOGY CORPORATION
Date: February 12, 2003	By:	/s/ KATHERINE L. SCHERPING Katherine L. Scherping Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY A. CONLEY Gregory A. Conley	President, Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)	February 12, 2003
/s/ KATHERINE L. SCHERPING Katherine L. Scherping	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2003
/s/ LARRY G. TANNING Larry G. Tanning	Chairman of the Board	February 12, 2003
/s/ HENRY F. SKELSEY Henry F. Skelsey	Vice Chairman of the Board	February 12, 2003
/s/ CHRISTOPHER P. MAHAN Christopher P. Mahan	Director	February 12, 2003
/s/ JOSEPH P. ROEBUCK Joseph P. Roebuck	Director	February 12, 2003
/s/ FREDERICK H. FOGEL Frederick H. Fogel	Director	February 12, 2003

CERTIFICATIONS

I, Gregory A. Conley, certify that:

1.
I have reviewed this annual report on Form 10-K of Tanning Technology Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/Gregory A. Conley
Gregory A. Conley
Director, Chief Executive Officer,
President and Chief Operating Officer

I, Katherine L. Scherping, certify that:

1.
I have reviewed this annual report on Form 10-K of Tanning Technology Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer

I, Gregory A. Conley, Chief Executive Officer of Tanning Technology Corporation (the "Registrant"), do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of the Registrant (the "Report"), that, to the best of my knowledge:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

This certification is made solely for purposes of 18 U.S.C. Section 1350 and not for any other purpose.

Date: February 12, 2003

By: /s/ Gregory A. Conley
Gregory A. Conley
Chief Executive Officer

I, Katherine L. Scherping, Chief Financial Officer of Tanning Technology Corporation (the "Registrant"), do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of the Registrant (the "Report"), that, to the best of my knowledge:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

This certification is made solely for purposes of 18 U.S.C. Section 1350 and not for any other purpose.

Date: February 12, 2003

By: /s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of Tanning, as amended and restated(1)
3.2	Bylaws of Tanning, as amended and restated(1)
4.1	Form of certificate of common stock(1)
4.2	Amended and Restated Registration Rights Agreement, dated as of July 20, 1999, by and among Tanning and the parties listed as signatories thereto(2)
10.1	Amended and Restated Shareholder Agreement, dated as of July 20, 1999, by and among Tanning and the parties listed as signatories thereto(2)
10.2	Form of Employment, Confidentiality and Non-Competition Agreement (including Employee-Specific Terms) between Tanning and Larry Tanning(1)
10.3	Letter Agreement dated August 13, 2002 between Tanning and Larry G. Tanning, regarding transfer of Tanning shares and loan repayment(8)
10.4	Employment Agreement between Tanning and Gregory Conley, dated September 14, 2001(5)
10.5	Subscription Agreement between Tanning and Gregory A. Conley, dated September 14, 2001(5)
10.6	Employment Agreement between Tanning and Mark Teflian, dated June 19, 2001(4)
10.7	Letter Agreement dated January 25, 2002 between Tanning Technology Corporation and Bipin Agarwal, regarding transfer of Tanning shares(6)
10.8	Letter Agreement dated September 3, 2002 between Tanning and Frederick H. Fogel confirming separation terms(8)
10.9	Letter Agreement dated September 3, 2002 between Tanning and Henry F. Skelsey confirming separation terms(8)
10.10	Lease, dated as of June 3, 1998, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street(1)
10.11	Amendment No. 1 to Lease, dated as of March 11, 1999, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street(1)
10.12	Amendment No. 2 to Lease, dated as of May 28, 1999, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street(1)
10.13	Amendment No. 3 to Lease, dated as of August 28, 2000, by and between Denver Hines Development, LLC and Tanning for premises at 4600 South Syracuse Street(3)
10.14	Form of Excise Tax Agreement(1)
10.15	1999 Employee Stock Purchase Plan(1)
10.16	2002 Stock Option Plan(7)
21.1	Subsidiaries of Tanning(1)
23.1	Consent of Ernst & Young LLP, Independent Auditors

(1)
Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999
(2)
Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999
(3)
Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ending December 31, 2000
(4)
Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2001
(5)
Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2001
(6)
Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ending December 31, 2001

(7)
Incorporated herein by reference from the Company's Definitive Proxy Statement No. 000-26795 filed with the Commission on April 24, 2002
(8)
Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002