Form 10-K/A
period 2002-12-31
TANNING TECHNOLOGY CORP
filed 2003-04-25
CIK 1086384

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

        This Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 is being filed to provide the information required by Part III herein. This Amendment No. 1 amends and restates Part III, Items 10, 11, 12 and 13.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table contains information regarding our executive officers and directors.

Name	Age	Position
Gregory A. Conley	48	Director, Chief Executive Officer, President and Chief Operating Officer
Larry G. Tanning	55	Chairman of the Board
Katherine L. Scherping	43	Chief Financial Officer and Treasurer
Mark S. Teflian	46	Vice President, Strategic Business Development and Solutions
Adesh K. Gupta	42	Vice President, Global Service Delivery
Henry F. Skelsey	44	Vice Chairman of the Board
Frederick H. Fogel	43	Director
Christopher P. Mahan	36	Director
Joseph P. Roebuck	66	Director

        Gregory A. Conley has been a director and our President and Chief Operating Officer since November 2001 and our Chief Executive Officer since August 2002. From December 1999 until September 2001, Mr. Conley was the Global General Manager of e-markets at IBM Corporation, a computer hardware, software and services provider. From May 1995 until December 1999, Mr. Conley served as General Manager of IBM's travel and transportation industry business. From 1989 to 1995, Mr. Conley worked at Galileo International, an electronic distribution services provider for the travel industry, and its Covia subsidiary, a developer of message-oriented middleware, reaching the position of President and CEO of Galileo. From 1984 to 1989, Mr. Conley was a corporate attorney at Covington & Burling, a Washington, D.C. law firm. Mr. Conley holds a B.S.E.E. from Purdue University and a J.D. from Georgetown University.

        Larry G. Tanning, a co-founder of Tanning, has been our Chairman of the Board since January 1997. He also served as our Chief Executive Officer from January 1997 until August 2002, as our President from January 1997 until November 2001, and as the President of our predecessor entities from July 1993. Mr. Tanning has a B.S. degree in marketing from the University of Minnesota and an M.S. equivalent degree in business management with the American Management Association in New York, New York.

        Katherine L. Scherping has been our Chief Financial Officer since August 2002 and our Treasurer since April 1999. From April 1999 until August 2002 she served as our Director of Finance. From April 1998 until April 1999, Ms. Scherping served as Director of Internal Reporting and Technical Accounting for AT&T Broadband & Internet Services (formerly Tele-Communications, Inc.), and from January 1996 until September 1997, she served as Corporate Controller for ADT Security Services, Inc. Ms. Scherping served in various financial roles from 1990 to 1996 with Alert Centre, Inc., prior to their acquisition by ADT, most recently as Controller and Treasurer. Ms. Scherping served as an Operations Accounting Manager for Apache Corporation from 1987 until 1990. She served as the SEC Registration Supervisor for Quinoco Petroleum from 1984 until 1986, after serving on the audit staff of Arthur Andersen & Co. from 1981 until 1984, most recently as an Audit Supervisor. Ms. Scherping received her B.S. degree in Accounting from Northern Illinois University and is a Certified Public Accountant.

        Mark S. Teflian has been our Vice President, Strategic Business Development and Solutions since July 2001. Mr. Teflian was the founder and President of TimeØ/PerotSystems, a leading builder of

Digital Marketplaces, from May 1997 until January 2001. From May 1996 until May 1997, Mr. Teflian was a Senior Vice President and Chief Technology Officer at Nets Inc., a manufacturing products e-commerce provider. He served as President of Covia Technologies from March 1991 until December 1995, and as Senior Vice President and Chief Information Officer of Covia Partnership/Galileo International from January 1988 until March 1991. From March 1987 until January 1988 Mr. Teflian served as Vice President of Distributed Systems and Strategic Technology at United Airlines.

        Adesh K. Gupta has been our Vice President, Global Service Delivery since October 2002. Mr. Gupta served as our Director of Technology Management from January 2002 until October 2002, as Regional Service Delivery Director for the Central Region from October 2000 until January 2002, as a Practice Leader from January 1997 until September 2000, and as a Consultant from October 1993 until January 1997. From October 1990 until September 1993, Mr. Gupta server as senior software engineer at Tower Technology Pvt. Ltd. in Sydney, Australia. From March 1985 until September 1990, Mr. Gupta served as a senior engineer at the Center for Development of Telemetics, C-DoT, in New Delhi, India. Mr. Gupta has a Masters of Computer Science and Technology from University of Roorkee, India, and a Bachelor of Electrical Engineering from MNR Engineering College, University of Allahabad, India.

        Henry F. Skelsey has been our Vice Chairman of the Board since August 2002. He served as our Executive Vice President and Chief Financial Officer from September 1998 until August 2002. Mr. Skelsey has served as a director of Tanning since our incorporation in January 1997. From March 1988 until August 1998, Mr. Skelsey was a Managing Director of AEA Investors Inc., an investment firm and the parent of AEA Tanning Investors Inc., which is a beneficial owner of our Common Stock. From 1984 until 1988 Mr. Skelsey was employed by Lehman Brothers, an investment bank, where he last served as Vice President, Merchant Banking. Mr. Skelsey has an M.B.A. degree from the Darden School at the University of Virginia and a B.S. degree in economics and finance from George Mason University.

        Frederick H. Fogel has been a director since August 2002. He served as our Executive Vice President, Business Affairs and General Counsel from October 2001 until August 2002. Mr. Fogel served as our Senior Vice President, Business Affairs and General Counsel from February 2000 until October 2001, and joined us as Vice President, Business Affairs and General Counsel in July 1999. Mr. Fogel was a partner at the law firm of Fried, Frank, Harris, Shriver & Jacobson from 1992 until November 2002, and was an associate at the firm from 1986 to 1992. Mr. Fogel currently serves as Managing Director and General Counsel for Ziff Brothers Investments. Mr. Fogel has a J.D. and an A.B. degree in philosophy from Harvard University.

        Christopher P. Mahan has been a director since our incorporation in January 1997. Mr. Mahan was a Director at AEA Investors Inc. from December 1997 to February 2003 and is currently a Director of its successor entity, AEA Investors LLC. He has been associated with AEA Investors Inc. since August 1991. AEA Investors Inc. is the parent of AEA Tanning Investors Inc., which is a beneficial owner of our Common Stock. From August 1989 to August 1991, Mr. Mahan was a consultant with Bain & Company, a management consulting company. Mr. Mahan has a B.A. degree in economics and history from Amherst College.

        Joseph P. Roebuck has been a director since April 1999. Mr. Roebuck served as Vice President—Strategic Sales of Sun Microsystems Inc., a computer hardware, software and services provider, from November 1998 until November 2000. He was Vice President of Worldwide Sales at Sun Microsystems from June 1990 until November 1998. Mr. Roebuck joined Sun Microsystems in 1983 as the Vice President of Sales. Mr. Roebuck has an A.B. degree in business administration from Cornell University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission (the "Commission") reports of ownership and changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5. Based solely upon a review of the forms received by the Company, or written representations of reporting persons and a review of those forms, the Company believes that, during the year ended December 31, 2002, its officers and directors and holders of more than 10% of the Common Stock complied with all applicable Section 16(a) filing requirements, except for the following: Mr. Teflian did not file a Form 4 reflecting his November 27, 2002 purchase of Tanning stock until December 3, 2002. Mr. Teflian also filed an Amendment to that Form 4 on December 4, 2002 to correct the number of Tanning shares purchased. In addition, on March 3, 2003 Mr. Teflian filed an Amendment to a Form 4 he filed February 22, 2002 to correct the number of Tanning shares he purchased on February 15, 2002.

ITEM 11. EXECUTIVE COMPENSATION

        The table below summarizes information concerning the compensation paid by us during 2002, 2001 and 2000 to those who served as our chief executive officer during 2002, our four other most highly compensated executive officers who held their offices on December 31, 2002 and two additional individuals who would have qualified as one of our four other most highly compensated executive officers but for the fact that the individual was not serving as an executive officer on December 31, 2002 (collectively defined as the "Named Executive Officers"):

Summary compensation table

Long Term Compensation Awards
Annual Compensation
Name and Principal Position						Securities Underlying Options(#)	All other Compensation ($)(1)
	Year	Salary($)		Bonus($)
Gregory A. Conley Chief Executive Officer since August 2002, Director, President and Chief Operating Officer	2002 2001 2000	300,000 50,000 —	(3)	857,112 762,547 —	(2) (2)	— 1,000,000 —	306 63 —
Larry G. Tanning Chairman of the Board and Chief Executive Officer through August 2002	2002 2001 2000	206,500 206,500 206,500		— — 78,375		— — —	973 1,189 1,189
Katherine L. Scherping Chief Financial Officer	2002 2001 2000	138,125 125,000 120,500		— — 35,940		50,000 19,000 48,500	1,764 2,603 2,579
Mark S. Teflian Vice President, Strategic Business Development and Solutions	2002 2001 2000	210,000 100,288 —	(5)	123,000 27,000 —	(4)	100,000 65,000 —	879 119,158 —
Adesh K. Gupta Vice President, Global Service Delivery	2002 2001 2000	189,080 192,785 217,115		— — 60,836		10,500 8,000 10,000	3,735 1,777 1,809
Louis A. D'Alessandro(6) Vice President, Sales	2002 2001 2000	153,618 208,335 234,017	(7) (7) (7)	— — 95,631		— — 90,000	43,577 4,156 4,156
Henry F. Skelsey(8)	2002 2001 2000	112,121 190,000 140,000	(9) (9) (9)	— — 78,375		— — —	165,869 378 378

(1)
Amounts for 2002 include (i) the matching contribution under our Section 401(k) plan in the amount of $1,458, $573, $3,429 and $2,373 on behalf of each of Ms. Scherping and Messrs. Teflian, Gupta and D'Alessandro, respectively; and (ii) $41,102 and $165,588 paid to Mr. D'Alessandro and Mr. Skelsey, respectively, as severance and as consideration for providing the Company a release of claims. The balance reflects payment by the Company in 2002 of certain group term life insurance premiums for each of the Named Executive Officers.

(2)
Mr. Conley received $1,449,659 of these payments in respect of benefits from his prior employer foregone when Mr. Conley joined Tanning, such amount paid on various dates from November 2001 to November 2002.

(3)
Mr. Conley's employment with the Company began in November 2001.

(4)
As stipulated by the Compensation Committee, Mr. Teflian must return $40,000 of this bonus if he voluntarily terminates his employment with Tanning prior to May 11, 2003.

(5)
Mr. Teflian's employment with the Company began in July 2001.

(6)
Mr. D'Alessandro's employment with the Company ceased as of September 2002.

(7)
Amounts include commissions earned by Mr. D'Alessandro in 2000, 2001 and 2002.

(8)
Mr. Skelsey's employment with the Company ceased as of September 2002. Mr. Skelsey continues to serve as Vice Chairman of the Board.

(9)
Pursuant to his employment agreement, Mr. Skelsey was entitled to an annual salary of $200,000, but voluntarily waived his right to $60,000 in 2000, $10,000 in 2001 and $29,403 in 2002.

Option grants in fiscal year 2002

        The following table sets forth information regarding stock options granted during 2002 to the Named Executive Officers.

	Individual grants
					Potential realized value at assumed annual rates of stock price appreciation for option term(1)
		Percent of total options granted to employees in fiscal 2002
	Number of securities underlying options granted
Name			Exercise price per share ($)	Expiration date
					5%($)	10%($)
Gregory A. Conley	—	—	—	—	—	—
Larry G. Tanning	—	—	—	—	—	—
Katherine L. Scherping	50,000(2)	5.5	2.00	11/15/12	62,889	159,374
Mark S. Teflian	100,000(2)	11.0	2.00	11/15/12	125,779	318,748
Adesh K. Gupta	10,500(2)	1.1	2.00	11/15/12	13,207	33,469
Louis A. D'Alessandro	—	—	—	—	—	—
Henry F. Skelsey	—	—	—	—	—	—

(1)
The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future Common Stock prices.

(2)
One-fourth of the shares subject to the option vest on November 15, 2003. The remaining shares subject to the option will vest pro rata on a monthly basis from December 15, 2003 until November 15, 2006. In addition, pursuant to the terms of the Tanning Change in Control Plan (the

  "Plan")) if the employment of any of these individuals is involuntarily terminated (as defined in the Plan) either in anticipation of a change in control (as defined in the Plan) or within 12 months following a change in control of our company, such individual will be entitled to full acceleration of all Tanning options.

Aggregated option exercises in fiscal year 2002 and fiscal year-end option values

        The following table sets forth information concerning the value of unexercised in-the-money options held by Named Executive Officers as of December 31, 2002. No Named Executive Officer exercised options in fiscal year 2002.

	Number of securities underlying unexercised options at fiscal year-end		Value of unexercised in-the-money options at fiscal year-end($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory A. Conley	416,666	583,334	0	0
Larry G.Tanning	—	—	—	—
Katherine L. Scherping	73,355	91,616	0	0
Mark S. Teflian	23,020	141,980	0	0
Adesh K. Gupta	371,167	22,920	0	0
Louis A. D'Alessandro	—	—	—	—
Henry F. Skelsey	1,221,570	0	0	0

(1)
Fair market value of the Common Stock underlying the options on December 31, 2002 minus the aggregate exercise price of the options.

Compensation of directors

        Directors who are also our employees receive no additional compensation for their services as directors. Directors who are not our employees do not receive a fee for attendance in person at meetings of our board of directors or committees of our board of directors, but they are entitled to be reimbursed for travel expenses and other out-of-pocket costs incurred in connection with the attendance of meetings. Directors who are not our employees or employees of AEA Investors LLC have received, and any such new directors will be eligible to receive, options to purchase our Common Stock in connection with their appointment to our board of directors and service thereon.

Employment and non-competition agreements; change in control arrangements

        We have entered into an employment agreement dated September 14, 2001 with Gregory A. Conley, providing for his employment as our President and Chief Operating Officer for a term of three years. Pursuant to the agreement, Mr. Conley is entitled to an annual salary of $300,000, a guaranteed minimum bonus of $170,000 per year and an additional performance-based bonus opportunity of $330,000 per year. In addition, Mr. Conley received payments totaling $1,449,659 in respect of benefits from his prior employer foregone when Mr. Conley joined Tanning, such amount paid on various dates from November 2001 to November 2002.

        If we terminate Mr. Conley's employment without cause (as defined in the employment agreement), we are required to pay Mr. Conley (1) the greater of his guaranteed minimum bonus at the time of termination and the amount of bonus actually paid for the prior fiscal year, prorated based on days elapsed in the fiscal year of termination, and (2) during a period of 12 months following termination, an amount equal to his annual salary at the time of termination. Mr. Conley is also subject to customary non-competition, non-solicitation and non- disclosure covenants.

        In addition, we have entered into an agreement dated March 21, 2003 with Mr. Conley providing that if his employment terminates as a result of an involuntary termination (as defined in the Tanning Change in Control Plan (the "Plan")) either in anticipation of a change in control (as defined in the Plan) or within 12 months following a change in control of our company, Mr. Conley will be entitled to (1) a lump sum payment equal to the amounts described above for the termination of Mr. Conley without cause; (2) payment of monthly premiums for group medical insurance for up to 12 months of continued COBRA benefits at his elected level of benefits at the time of termination; and (3) full acceleration of all Tanning options. In addition, pursuant to this agreement, Mr. Conley will be entitled to a gross-up payment in the event he is subject to a federal excise tax resulting from these payments or benefits received in connection with a change in control of our company.

        We have entered into an employment agreement dated July 22, 1999 with Larry G. Tanning, providing for his employment with us. If we terminate Mr. Tanning's employment without cause (as defined in the employment agreement) or we constructively terminate (as defined in the employment agreement) Mr. Tanning's employment, we are required to pay Mr. Tanning (1) any unpaid portion of his annual salary earned through the date of termination, (2) the annual bonus, if any, for the fiscal year immediately preceding the fiscal year of termination to the extent not already paid and (3) during a period of 12 months following termination, an amount equal to his annual salary at the time of termination. Mr. Tanning is also subject to customary non-competition, non-solicitation and non- disclosure covenants.

        In addition, we have entered into an agreement dated March 21, 2003 with Mr. Tanning providing that if his employment terminates as a result of an involuntary termination (as defined in the Tanning Change in Control Plan (the "Plan")) either in anticipation of a change in control (as defined in the Plan) or within 12 months following a change in control of our company, Mr. Tanning will be entitled to (1) a lump sum payment equal to the amounts described above for the termination of Mr. Tanning without cause; (2) payment of monthly premiums for group medical insurance for up to 12 months of continued COBRA benefits at his elected level of benefits at the time of termination; and (3) full acceleration of all Tanning options. In addition, pursuant to this agreement, Mr. Tanning will be entitled to a gross-up payment in the event he is subject to a federal excise tax resulting from these payments or benefits received in connection with a change in control of our company.

        We have entered into an employment agreement dated April 12, 1999 with Katherine L. Scherping, providing for her employment with us. Ms. Scherping is subject to customary non-competition, non-solicitation and non-disclosure covenants. In addition, we have entered into an agreement dated March 21, 2003 with Ms. Scherping providing that if her employment terminates as a result of an involuntary termination (as defined in the Tanning Change in Control Plan (the "Plan")) either in anticipation of a change in control (as defined in the Plan) or within 12 months following a change in control of our company, Ms. Scherping will be entitled to (1) a lump sum payment of an amount equal to 75% of her annual salary at the time of termination; (2) payment of monthly premiums for group medical insurance for up to nine months of continued COBRA benefits at her elected level of benefits at the time of termination; and (3) full acceleration of all Tanning options. In addition, pursuant to this agreement, Ms. Scherping will be entitled to a gross-up payment in the event she is subject to a federal excise tax resulting from these payments or benefits received in connection with a change in control of our company.

        We have entered into an employment agreement dated June 19, 2001 with Mark S. Teflian, providing for his employment with us. Pursuant to the agreement, Mr. Teflian is entitled to an annual salary of $210,000, and an additional performance-based bonus opportunity of $140,000 per year. If we terminate Mr. Teflian's employment without cause (as defined in the employment agreement), we are required to pay Mr. Teflian an amount equal to six months of his annual salary at the time of termination. Mr. Teflian is also subject to customary non-competition, non-solicitation and non-disclosure covenants.

        In addition, we have entered into an agreement dated March 21, 2003 with Mr. Teflian providing that if his employment terminates as a result of an involuntary termination (as defined in the Tanning Change in Control Plan (the "Plan")) either in anticipation of a change in control (as defined in the Plan) or within 12 months following a change in control of our company, Mr. Teflian will be entitled to (1) a lump sum payment equal to the amounts described above for the termination of Mr. Teflian without cause; (2) payment of monthly premiums for group medical insurance for up to six months of continued COBRA benefits at his elected level of benefits at the time of termination; and (3) full acceleration of all Tanning options. In addition, pursuant to this agreement, Mr. Teflian will be entitled to a gross-up payment in the event he is subject to a federal excise tax resulting from these payments or benefits received in connection with a change in control of our company.

        We have entered into an employment agreement dated June 18, 1997 with Adesh K. Gupta, providing for his employment with us. Mr. Gupta is subject to customary non-competition, non-solicitation and non- disclosure covenants. In addition, we have entered into an agreement dated March 21, 2003 with Mr. Gupta providing that if his employment terminates as a result of an involuntary termination (as defined in the Tanning Change in Control Plan (the "Plan")) either in anticipation of a change in control (as defined in the Plan) or within 12 months following a change in control of our company, Mr. Gupta will be entitled to (1) a lump sum payment of an amount equal to ten months of his annual salary at the time of termination; (2) payment of monthly premiums for group medical insurance for up to ten months of continued COBRA benefits at his elected level of benefits at the time of termination; and (3) full acceleration of all Tanning options. In addition, pursuant to this agreement, Mr. Gupta will be entitled to a gross-up payment in the event he is subject to a federal excise tax resulting from these payments or benefits received in connection with a change in control of our company.

        In connection with his separation from the Company, we have entered into a separation agreement with Henry F. Skelsey dated September 3, 2002. Pursuant to the agreement, Mr. Skelsey received approximately $165,588 and ongoing insurance benefits as severance and as consideration for providing the Company a release of claims. In addition, the agreement clarifies that Mr. Skelsey's 1,221,570 vested stock options will continue to be exercisable while he remains a director of Tanning. After his service as director is completed, he will have three years in which to exercise any vested options in accordance with the terms of his stock option agreement and the relevant stock option plan. Mr. Skelsey currently serves as our Vice Chairman of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table presents information regarding the beneficial ownership of our Common Stock as of April 25, 2003 by all directors and Named Executive Officers, as well as by directors and executive officers of the Company as a group and, to the best knowledge of the Company's management, beneficial owners of 5% or more of the outstanding Common Stock.

        As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from April 25, 2003 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person.

Name	Number of shares of Common Stock beneficially owned	Percentage of shares outstanding	Number of exercisable options(1)	Number of excluded options(2)
AEA Tanning Investors Inc.(3)	5,696,769	27.4	—	—
TTC Investors II LLC(3)	4,143,022	19.9	—	—
Larry G. Tanning(4)	3,088,044	14.8	—	—
Tanning Family Partnership, L.L.L.P.	2,877,682	13.8	—	—
Stephen Brobst(5)	2,282,021	11.0	—	—
Henry F. Skelsey(6)(7)	1,628,760	7.4	1,221,570	—
WinSoft Corporation(8)(9)	1,383,317	6.6	—	—
Bipin Agarwal(8)(9)	1,383,317	6.6	—	—
J.P. Morgan Chase & Co.(10)	1,247,340	6.0	—	—
Gregory A. Conley	693,454	3.3	516,666	483,334
Katherine L. Scherping	97,524	*	90,199	74,772
Mark S. Teflian	64,891	*	31,145	133,855
Adesh K. Gupta	378,932	1.8	374,027	20,060
Louis A. D'Alessandro(11)	2,506	*	—	—
Frederick H. Fogel	515,687	2.4	512,226	89,180
Christopher P. Mahan(6)(12)	2,000	*	—	—
Joseph P. Roebuck	49,108	*	32,739	10,000
All directors and executive officers as a group (9 persons)(13)	6,518,400	27.6	2,778,572	811,201

*
Represents beneficial ownership of less than one percent.

(1)
Shows shares of our Common Stock issuable upon exercise of options that are currently exercisable or are exercisable within 60 days of April 25, 2003 and that are included in the total number of shares beneficially owned.

(2)
Shows shares of our Common Stock issuable upon exercise of options that will not be exercisable within 60 days of April 25, 2003 and that are not included in the total number of shares beneficially owned.

(3)
AEA Tanning Investors Inc. is the managing member of TTC Investors I LLC, which holds 984,237 shares of our Common Stock, TTC Investors II LLC, which holds 4,143,022 shares of our Common Stock, TTC Investors IA LLC, which holds 108,986 shares of our Common Stock, and TTC Investors IIA LLC, which holds 460,524 shares of our Common Stock, and accordingly may be deemed to beneficially own the shares held by these entities. AEA Tanning Investors Inc. is a wholly owned subsidiary of AEA Investors Inc. The address for each of these companies is c/o AEA Investors LLC, Park Avenue Tower, 65 East 55th Street, New York, New York 10022.

(4)
Includes 2,877,682 shares of our Common Stock that Mr. Tanning may be deemed to beneficially own because he indirectly controls Tanning Family Partnership, L.L.L.P., as to which Mr. Tanning disclaims beneficial ownership. Excludes approximately 94,288 shares of our Common Stock held by immediate family members, and 32,738 shares of our Common Stock held by trusts for the benefit of immediate family members, as to which Mr. Tanning disclaims beneficial ownership. The address for Mr. Tanning and Tanning Family Partnership L.L.L.P. is c/o Tanning Technology Corporation, 4600 South Syracuse Street, Suite 300, Denver, Colorado 80237.

(5)
The address for Mr. Brobst is c/o Tanning Technology Corporation, 4600 South Syracuse Street, Suite 300, Denver, Colorado 80237.

(6)
Mr. Skelsey and Mr. Mahan are each members of two of the limited liability companies constituting the TTC Investors Group. Neither Mr. Skelsey nor Mr. Mahan has voting or investment power over the shares of Common Stock owned by the TTC Investors Group as a result of the memberships and therefore neither is deemed to have beneficial ownership of the shares as a result of the memberships. Each of Mr. Skelsey's and Mr. Mahan's indirect ownership interest in our company through his memberships in the limited liability companies constituting the TTC Investors Group is less than one percent.

(7)
Includes 100,000 shares of our Common Stock held by trusts for the benefit of immediate family members, as to which Mr. Skelsey is the trustee and disclaims beneficial ownership.

(8)
Mr. Agarwal's employment with the Company and service on our board of directors terminated in January 2002. The information relating to his beneficial ownership of our Common Stock is provided to the best of the Company's knowledge.

(9)
Includes 1,383,317 shares that Mr. Agarwal is deemed to beneficially own as the controlling investor of WinSoft Corporation. Excludes 1,183 shares of our Common Stock held by Mr. Agarwal's wife, Shashi Agarwal, as to which Mr. Agarwal disclaims beneficial ownership. The address for Mr. Agarwal and WinSoft Corporation is 4 Red Hawk Run, Cherry Hills Village, CO 80110.

(10)
J.P. Morgan Chase & Co. has sole voting power for 1,235,089 of these shares and sole investment power for all. The address for J.P. Morgan Chase & Co is 270 Park Avenue, New York, New York 10017.

(11)
Mr. D'Alessandro's employment with the Company terminated in September 2002. The information relating to his beneficial ownership of our Common Stock is provided to the best of the Company's knowledge.

(12)
Mr. Mahan's total excludes 5,696,769 shares of our Common Stock owned by the TTC Investors Group. Mr. Mahan is a director and officer of AEA Tanning Investors Inc. Mr. Mahan disclaims beneficial ownership of the shares beneficially owned by the TTC Investors Group.

(13)
See footnotes 4, 6, 7 and 12 above.

        The following table presents our Equity Compensation Plan Information as of December 31, 2002.

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

(1)
Consists of our 2002 Stock Option Plan. On April 18, 2003 our Board of Directors resolved to terminate this Plan effective upon the consummation of Platinum Equity LLC's acquisition of Tanning as described in Tanning's Form 8-K filed April 21, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Purchase Agreements, Separation Agreement, Shareholder Agreement and Registration Rights Agreement

        Tanning and Gregory A. Conley, a director of Tanning and our Chief Executive Officer, President and Chief Operating Officer, are parties to a stock purchase agreement dated September 14, 2001. Under this agreement, Gregory A. Conley purchased, on various dates from November 2001 to November 2002, a total of 176,788 shares of the Company's Common Stock at a per share price of $4.10, for an aggregate purchase price of $724,831.

        Tanning and Bipin Agarwal, a significant beneficial owner of Tanning Common Stock and former director and executive officer, are parties to a letter agreement dated January 25, 2002, regarding the transfer of Tanning shares owned by him. Pursuant to this agreement, Mr. Agarwal transferred 151,874 shares of Tanning Common Stock to the Company to fully repay all amounts outstanding, together with accrued interest, (such amounts totaling $282,486) under his Promissory Note to the Company dated July 30, 1999, as amended July 31, 2001.

        Tanning and Larry G. Tanning, our Chairman of the Board, are parties to a letter agreement dated August 13, 2002, regarding the purchase by Tanning of 298,669 Tanning shares owned by Mr. Tanning. Pursuant to this agreement, Mr. Tanning used all proceeds from this transaction to fully repay all amounts outstanding, together with accrued interest, (such amounts totaling $286,722) under his Promissory Note to the Company dated August 1, 1999, as amended August 2, 2001.

        Larry G. Tanning, Bipin Agarwal, Toni Hippeli and entities controlled by them, together with the TTC Investors Group, which is comprised of the entities controlled by AEA Investors Inc. that hold our Common Stock, entered into an amended and restated shareholder agreement dated as of July 20, 1999, which originally provided, among other things:

  •
  the TTC Investors Group may nominate one director to Class II of our board of directors;

  •
  Tanning Family Partnership, L.L.L.P., which is indirectly controlled by Larry G. Tanning, and WinSoft Corporation, which is controlled by Bipin Agarwal, each may nominate one director to any class of our board of directors;

  •
  the TTC Investors Group may appoint one member to each of the audit and compensation committees; and

  •
  all of the parties to the shareholder agreement have agreed to vote the shares of Common Stock owned by them in favor of each other's nominees.

If there are insufficient vacancies in a particular class of directors, the available positions shall be allocated first to the nominee of the TTC Investors Group (as to Class II only), second to the nominee of Tanning Family Partnership, L.L.L.P., and third to the nominee of WinSoft Corporation. The rights of each person mentioned above will terminate when such person no longer owns at least ten percent of our Common Stock.

        Because each of Toni Hippeli and Bipin Agarwal, together with entities controlled by them, owns less than 10% of the outstanding Common Stock of Tanning, their rights and obligations under the shareholder agreement have terminated.

        The original parties to the shareholder agreement and affiliated entities, together with Mr. Skelsey and Stephen Brobst, have entered into an amended and restated registration rights agreement dated as of July 20, 1999, which provides, among other things:

  •
  the TTC Investors Group has the right to require the filing of a total of two registration statements with the SEC to register for sale shares of our Common Stock owned by it, or, under certain circumstances, by the persons who were members of the limited liability companies comprising the TTC Investors Group;

  •
  holders of a majority of the shares of our Common Stock held by Tanning's founders and Mr. Skelsey have the right to require the filing of one registration statement with the SEC during any twelve month period to register for sale shares of our Common Stock owned by them;

  •
  the Company has the right to participate in any of the registrations described above and sell shares of its Common Stock under such registration to the extent of 25% of the shares to be sold in such offering; and

  •
  all parties to the registration rights agreement have rights to participate in registration statements filed by Tanning for the sale of Common Stock in an underwritten offering for its own account, subject to the ability of the underwriters to limit the number of shares included in the registration and giving priority to issuances by Tanning.

        The existence and exercise of these registration rights may make it more difficult for us to arrange future financing and may have an adverse effect on the market price of our Common Stock.

Certain business relationships

        Mr. Fogel, a director of Tanning since August 2002, was a partner at the law firm of Fried, Frank, Harris, Shriver & Jacobson until November 2002. This law firm performed services for Tanning during 2002, and Tanning expects to continue to retain it during 2003.

Loans to our directors and officers

        In connection with a significant reduction in the compensation of Mr. Tanning pursuant to his revised employment agreement, on August 2, 1999 we extended a loan in the amount of $250,000 to Larry G. Tanning, our Chairman of the Board. The loan bore interest at 5.25% per annum through August 1, 2001 and 3.90% per annum thereafter, compounding annually. The loan was repaid in full in August 2002.

        On July 30, 1999, we extended a loan to Bipin Agarwal, a director and Executive Vice President of Tanning until January 2002, in the amount of $250,000. The loan bore interest at 5.36% per annum through July 30, 2001 and 4.03% per annum thereafter, compounding annually. The loan was repaid in full in February 2002.

        On October 1, 1999, we extended a loan to Louis A. D'Alessandro, our Vice President, Sales until September 2002, in the amount of $110,000. The loan bore interest at 6.02% per annum, compounding annually. The loan was repaid in full in August 2002.

Agreements with family members of our directors, officers and significant shareholders

        We have employed Adesh Gupta, a brother-in-law of Bipin Agarwal, as our Vice President, Service Delivery since October 2002. Mr. Gupta served as our Director of Technology Management from January 2002 until October 2002, as Regional Service Delivery Director for the Central Region from October 2000 until January 2002, as a Practice Leader from January 1997 until September 2000, and as a Consultant from October 1993 until January 1997. In addition to being one of our directors and an Executive Vice President until January 2002, Mr. Agarwal controls WinSoft Corporation, which is a significant stockholder of Tanning. In 2002, Mr. Gupta received approximately $189,000 in salary and bonus.

        On April 7, 1997, we granted Mr. Gupta an option to acquire 327,389 shares of our Common Stock at a purchase price of $2.90 per share. All of these options were fully vested as of April 7, 2000.

On June 9, 1998, we granted Mr. Gupta an additional option to acquire 65,478 shares of our Common Stock at a purchase price of $3.82 per share. These options vest over a four-year period. On July 20, 1999, we granted Mr. Gupta an additional option to acquire 3,785 shares of our Common Stock at a purchase price of $10.00 per share. These options vest over a five-year period. On July 22, 1999, we granted Mr. Gupta an additional option to acquire 2,435 shares of our Common Stock at a purchase price of $15.00 per share. These options also vest over a five-year period. On November 22, 2000, we granted Mr. Gupta an additional option to acquire 10,000 shares of our Common Stock at a purchase price of $4.00 per share. These options vest over a four-year period. On July 26, 2001, we granted Mr. Gupta an additional option to acquire 8,000 shares of our Common Stock at a purchase price of $3.70 per share. These options vest over a four-year period. On November 15, 2002, we granted Mr. Gupta an additional option to acquire 10,500 shares of our Common Stock at a purchase price of $2.00 per share. These options vest over a four-year period.

        We employed Mark W. Tanning, brother of Larry G. Tanning, on a full-time basis from January 1997 until January 2001, and on a part-time basis until December 31, 2002. In addition to being our Chairman of the Board and former Chief Executive Officer, Larry G. Tanning controls Tanning Family Partnership L.L.L.P., which is a significant stockholder of Tanning.

        On April 7, 1997, we granted Mark W. Tanning an option to acquire 49,108 shares of our Common Stock at a purchase price of $2.90 per share. All of these options were fully vested as of April 7, 2000. On June 9, 1998, we granted Mark W. Tanning an additional option to acquire 49,108 shares of our Common Stock at a purchase price of $3.82 per share. All of these options were fully vested as of June 9, 2001. On December 1, 1998, we granted him an additional option to acquire 108,038 shares of our Common Stock at a purchase price of $3.82 per share. These options vest over a five-year period. On November 1, 1999, we granted him an additional option to acquire 6,250 shares of our Common Stock at a purchase price of $35.00. These options were fully vested as of December 31, 2000.

        To the extent the above options have not been exercised by March 31, 2003, they will expire and be cancelled.

        On November 12, 1999, we extended a loan to Mark W. Tanning in the amount of $100,000. The loan bears interest at 6.02% per annum and compounds annually. All outstanding principal and unpaid interest on the loan became repayable on December 31, 2002.

        We entered into an agreement as of December 31, 2000 with Mark W. Tanning providing for his separation from the Company. Under the agreement, Mark W. Tanning received an $85,000 lump sum payment, together with bi-weekly payments of $8,000 from January 2001 through July 2001, and was entitled to receive bi-weekly payments of $293 from August 2001 through December 2002 as salary and as consideration for providing the Company a release of claims.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANNING TECHNOLOGY CORPORATION
Date April 24, 2003	By:	/s/ KATHERINE L. SCHERPING Katherine L. Scherping Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY A. CONLEY Gregory A. Conley	President, Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)	April 24, 2003
/s/ KATHERINE L. SCHERPING Katherine L. Scherping	Chief Financial Officer (Principal Financial and Accounting Officer)	April 24, 2003
/s/ LARRY G. TANNING Larry G. Tanning	Chairman of the Board	April 24, 2003
/s/ HENRY F. SKELSEY Henry F. Skelsey	Vice Chairman of the Board	April 24, 2003
/s/ CHRISTOPHER P. MAHAN Christopher P. Mahan	Director	April 24, 2003
/s/ JOSEPH P. ROEBUCK Joseph P. Roebuck	Director	April 24, 2003
/s/ FREDERICK H. FOGEL Frederick H. Fogel	Director	April 24, 2003

CERTIFICATIONS

I, Gregory A. Conley, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Tanning Technology Corporation;

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

Date: April 24, 2003

/s/ GREGORY A. CONLEY Gregory A. Conley Director, Chief Executive Officer, President and Chief Operating Officer

I, Katherine L. Scherping, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Tanning Technology Corporation;

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

Date: April 24, 2003

/s/ KATHERINE L. SCHERPING Katherine L. Scherping Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES
EXHIBIT INDEX