Form 10-Q
period 2003-03-31
TANNING TECHNOLOGY CORP
filed 2003-05-01
CIK 1086384

Use these links to rapidly review the document
TANNING TECHNOLOGY CORPORATION TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 1, 2003 there were 20,824,954 shares of Common Stock, $.01 par value, outstanding.

TANNING TECHNOLOGY CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,225,652	$40,332,547
Accounts receivable—trade, net	4,038,290	2,608,884
Prepaid expenses and other current assets	1,699,288	2,009,546

Total current assets	40,963,230	44,950,977
Property and equipment, net	1,999,428	2,229,581
Deposits and other long-term assets	283,607	215,948

Total assets	$43,246,265	$47,396,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$181,037	$239,964
Accrued compensation	1,531,571	1,757,631
Accrued restructuring charges, current portion	2,217,556	2,410,205
Other current liabilities	287,479	594,004

Total current liabilities	4,217,643	5,001,804
Accrued restructuring charges, net of current portion	1,377,960	3,709,974
Other long-term liabilities	606,634	665,307

Total liabilities	6,202,237	9,377,085
Stockholders' equity:
Common stock, $0.01 par value, 70,000,000 shares authorized; 21,794,501 shares issued; and 20,802,305 shares outstanding at March 31, 2003 and December 31, 2002	217,946	217,946
Additional paid-in capital	91,618,111	91,618,111
Treasury stock, at cost (992,196 shares as of March 31, 2003 and December 31, 2002)	(1,458,515)	(1,458,515)
Accumulated deficit	(53,313,146)	(52,344,395)
Accumulated comprehensive loss	(20,368)	(13,726)

Total stockholders' equity	37,044,028	38,019,421

Total liabilities and stockholders' equity	$43,246,265	$47,396,506

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2003	2002
Revenues:
Service revenues	$3,278,373	$2,003,208
Reimbursable expenses	442,008	117,503

Total revenues	3,720,381	2,120,711
Operating expenses:
Project personnel costs	2,415,741	3,417,698
Reimbursable expenses	442,008	117,503
Selling, marketing and administrative expenses	2,872,714	4,974,046
Restructuring charges	(906,827)	1,343,127

Total operating expenses	4,823,636	9,852,374

Loss from operations	(1,103,255)	(7,731,663)
Other income	134,504	224,974

Loss before provision for income taxes	(968,751)	(7,506,689)
Provision for income taxes	—	1,243,191

Net loss	$(968,751)	$(8,749,880)

Basic and diluted loss per share	$(0.05)	$(0.41)

Basic and diluted weighted average shares outstanding	20,802,305	21,154,194

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2003	2002
Operating activities
Net loss	$(968,751)	$(8,749,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286,702	476,865
Deferred income taxes	—	1,478,091
Minority interest	—	(111,644)
Non-cash restructuring charge reversals	(906,827)	—
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,429,406)	8,839,689
Other assets	241,754	(604,057)
Accounts payable	(58,927)	(230,328)
Accrued compensation	(208,237)	(1,326,732)
Accrued restructuring charges	(1,617,836)	(1,368,732)
Other liabilities	(365,141)	(271,564)

Net cash used in operating activities	(5,026,669)	(1,868,292)
Investing activities
Purchase of property and equipment, net	(56,549)	(92,820)

Net cash used in investing activities	(56,549)	(92,820)
Financing activities
Proceeds from exercise of stock options	—	25,840
Net proceeds from issuance of common stock	—	492,829

Net cash provided by financing activities	—	518,669
Effect of exchange rate on cash	(23,677)	19,761

Net decrease in cash and cash equivalents	(5,106,895)	(1,422,682)
Cash and cash equivalents at beginning of period	40,332,547	57,320,163

Cash and cash equivalents at end of period	$35,225,652	$55,897,481

Supplemental disclosure of non-cash investing and financing transactions
Receipt of common stock as payment on short-term note receivable	—	282,486
Increase in valuation allowance for deferred tax assets and reduction in additional paid-in capital for previously recorded income tax benefits attributable to stock option exercises and disqualifying dispositions	—	(5,040,367)

See accompanying notes to condensed consolidated financial statements.

TANNING TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Tanning Technology Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in our Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2003, or other periods presented, are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2) EARNINGS PER SHARE

        The company has adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Potential dilution of stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The Company has a net loss for the three month periods ended March 31, 2003 and 2002. Therefore, for these periods, the effect of common stock equivalents is excluded from the computation of earnings (loss) per share since their effect is anti-dilutive. Under the treasury stock method, if the Company were not in a net loss position, the securities included in the computation would have been zero shares and 8,170 shares for the three months ended March 31, 2003 and 2002, respectively. The following table reflects the basic and diluted weighted average shares.

	Three months ended March 31,
	2003	2002
Weighted-average shares outstanding	20,802,305	21,154,194
Dilutive impact of options outstanding	—	—

Weighted-average shares and potential dilutive shares outstanding	20,802,305	21,154,194

(3) CAPITAL STOCK

        During the third quarter of 2001, the Company entered into a stock subscription agreement with a key executive who commenced employment on November 1, 2001. This agreement provided that the executive purchase, on various dates from November 2001 to November 2002, a total of 176,788 shares of the Company's common stock at a per share price of $4.10, for an aggregate purchase price of $724,831. During the first quarter of 2002, 120,202 shares of common stock were issued out of treasury in conjunction with this agreement. As of March 31, 2003, all 176,788 shares under this agreement have been purchased by, and issued to, the key executive.

        During the first quarter of 2002, the Company received 151,874 shares of its common stock from a former key executive as full payment on a promissory note, owed to the Company by the former executive, including accrued interest, in the amount of $282,486. These shares are included in treasury stock at March 31, 2003.

(4) DEFERRED TAXES

        The Company's financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits recorded against operating losses incurred, as well as tax benefits resulting from the exercise of employee stock options, which benefits were recorded as additional paid-in capital in the period of exercise. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the realizability of deferred tax assets, and any valuation allowance recorded against the deferred tax assets. The Company evaluates available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax will not be realized. As a result of historical operating losses, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002, which included tax benefits related to pretax losses through the third quarter of 2001. The increase in the valuation allowance recorded on the Company's statement of operations in the first quarter of 2002 was approximately $1.2 million, with the balance of the valuation allowance adjustment of approximately $5.1 million reflected as a reduction of the Company's additional paid-in capital. Similarly, the Company has recorded a full valuation allowance on the tax benefit associated with all pretax losses since the third quarter of 2001.

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

(5) COMMITMENTS AND CONTINGENCIES

        Due to pending decisions from a foreign taxing authority, there is uncertainty surrounding potential corporate and payroll tax liabilities the Company may have to a foreign country in which it has conducted business in the past. The Company believes it has recorded adequate reserves related to these potential liabilities as of March 31, 2003.

(6) SEGMENT REPORTING

        Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single business unit for all periods presented.

        Information about the Company's service revenues and long-lived assets by geographic area is as follows (in thousands):

	Three months ended March 31,
	2003	2002
Service revenues from external customers:
North America	$3,278	$1,744
Denmark	—	259

Total	$3,278	$2,003

	March 31, 2003	December 31, 2002
Long-lived assets, net:
United States	$1,406	$1,566
Foreign	593	664

Total	$1,999	$2,230

(7) COMPREHENSIVE INCOME

        Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:

	Three months ended March 31,
	2003	2002
Net loss	$(968,751)	$(8,749,880)
Foreign currency translation gain (loss)	(6,642)	14,489

Comprehensive loss	$(975,393)	$(8,735,391)

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

	Restructuring charges					Employee reductions
	Workforce Reduction	Office Closures	Fixed Assets	Cumulative Translation Adjustment	Total	Project Personnel	SM&A	Total
2nd quarter - 2001	$514	$—	$—	$—	$514	11	5	16
3rd quarter - 2001	624	580	—	—	1,204	30	7	37
4th quarter - 2001	2,536	564	167	322	3,589	48	22	70
1st quarter - 2002	1,300	40	—	—	1,340	75	23	98
3rd quarter - 2002	1,044	6,378	1,747	—	9,169	16	16	32

Total	$6,018	$7,562	$1,914	$322	$15,816	180	73	253

        Approximately $1.7 million of previously recorded restructuring charges were reversed during the first quarter of 2003 as a result of a negotiated lease termination associated with office space previously abandoned, at terms more favorable to those originally anticipated at the time the restructuring charge related to the office closure was taken. This restructuring charge reversal was partially offset by a $0.8 million decrease in assumed sublease income on certain other office space previously abandoned. The aggregate impact of these two adjustments was a $0.9 million reversal of previously recorded restructuring charges during the first quarter of 2003.

        Approximately $3,596,000 in restructuring charges, primarily related to future office lease obligations, net of assumed future sublease income, remain unpaid and are included in total liabilities as of March 31, 2003.

        Original restructuring charges occurring during 2001 and 2002, additional charges, reversals and utilization, both cash and non-cash, as of March 31, 2003, are as follows (in thousands):

				Utilization
	Original Charges	Additional Charges (Reversals)	Total Charges			Unpaid Balance
				Cash	Non-cash
Workforce reduction costs	$6,018	$(592)	$5,426	$(5,254)	$—	$172
Office closures/consolidations	7,562	(1,101)	6,461	(3,031)	(6)	3,424
Fixed assets	1,914	(62)	1,852	—	(1,852)	—
Cumulative translation adjustment	322	159	481	—	(481)	—

Total restructuring costs	$15,816	$(1,596)	$14,220	$(8,285)	$(2,339)	$3,596

(9) RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146"). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not adopted the provisions of SFAS 146 for any exit or disposal activities occurring prior to December 31, 2002.

        During 2002, the Company adopted the Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." This pronouncement requires that reimbursements received for "out-of-pocket" expenses should be characterized as revenue and corresponding expense in the Statements of Operations. Prior to the adoption of this EITF, the Company reflected the reimbursement of out-of-pocket expenses as an offsetting reduction to operating expenses. The Company incurs incidental expenses in the delivery of services to its clients. These "out-of-pocket" expenses include, but are not limited to, transportation, lodging and related charges. Accordingly, the Company has adjusted all periods reported to reflect an increase in revenue, and an equal and offsetting increase in operating expenses, related to reimbursable expenses. This change in classification has not had an effect on current or previously reported net loss, or net loss per share. Total reimbursable out of pocket expenses are reflected on our statements of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS 148 is effective for fiscal periods ending after December 15, 2002. The Company adopted the provisions of SFAS 148 during the first quarter of 2003. See Footnote 10 for the quarterly disclosure requirements under SFAS 148.

(10) STOCK BASED COMPENSATION

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options are equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recorded.

        The following table illustrates the effect on net loss, and net loss per share, had the Company applied the fair value recognition provisions of SFAS No. 123:

	Three months ended March 31,
	2003	2002
Net loss, as reported	$(968,751)	$(8,749,880)
Less: total stock-based employee compensation benefit (expense) determined under fair value based methods for all awards, net of related tax effects	72,595	(2,650,260)

Pro forma net loss	$(896,156)	$(11,400,140)

Net loss per share:
Basic and diluted, as reported	$(0.05)	$(0.41)
Basic and diluted, pro forma	$(0.04)	$(0.54)

(11) SUBSEQUENT EVENTS

        On April 21, 2003, the Company announced that it had entered into a definitive merger agreement pursuant to which Tiger Holding Corporation, a subsidiary of Platinum Equity, LLC, agreed to acquire all outstanding shares of the Company for $24,000,000 in cash. This transaction is still subject to the approval of the Company's stockholders and other customary closing conditions. It is expected that this transaction will close within 60 to 90 days of the announcement.

        In connection with this merger transaction, the Company terminated the Tanning Technology Corporation 1999 Employee Stock Purchase Program effective as of April 25, 2003. In addition, on April 18, 2003 the Company's Board of Directors resolved to terminate the Tanning Technology Corporation 2002 Stock Option Plan concurrent with the effective date of the merger transaction.

        For more detail regarding this merger transaction, see the Company's Current Report on Form 8-K filed with the Commission on April 21, 2003.

        On April 23, 2003, one of the Company's stockholders filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against the Company, its board of directors, and Platinum Equity alleging claims of breach of fiduciary duty. The complaint seeks an injunction preventing the Company's merger with Tiger Holding Corporation, rescission of the merger, in the event the merger is completed, compensatory damages, and an award of costs and attorneys' fees. The Company believes the claims are without merit, and intends to defend vigorously against these claims.

        On May 1, 2003, the Company implemented further cost reduction initiatives in its North American operations, which will result in a workforce reduction of 15 employees, and an estimated restructuring charge of $0.8 million, to be recorded and paid during the second quarter of 2003. The Company expects future quarterly savings of approximately $0.5 million as a result of these cost reduction measures. As per the terms of its definitive merger agreement, the Company has received the consent of Tiger Holding Corporation regarding the execution of these cost reduction initiatives.

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

        On April 21, 2003, we announced that we had entered into a definitive merger agreement pursuant to which Tiger Holding Corporation, a subsidiary of Platinum Equity, LLC, agreed to acquire all of our outstanding shares for $24,000,000 in cash. This transaction is still subject to the approval of our stockholders and other customary closing conditions. We expect the transaction to close within 60 to 90 days of the announcement.

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

        Historically, a large portion of our service revenues has been derived from a limited number of clients. Our top five customers accounted for 97% and 98% of service revenues during the first quarter of 2003 and 2002, respectively. To the extent we are unable to mitigate this revenue concentration through new business development, any cancellation, reduction or deferral in work performed for our principal clients will have an adverse effect on us. Many factors can result in a cancellation, reduction or deferral of services requested by our customers, including budget constraints, perceived project progress, perceived project success or value, industry shifts and consolidation, and economic factors.

        Service revenues from foreign operations represents revenue for professional services performed for clients outside North America. Foreign operations represented 0% of service revenues in the first three months of 2003, and 13% of service revenues for the same period in 2002. Given the closure of our European facilities, we do not anticipate significant revenue from foreign operations in the foreseeable future.

        Project personnel costs represent a significant expense and consist primarily of salaries, bonuses and employee benefits for company personnel dedicated for client assignments, and fees paid to subcontractors for work performed on our projects. Non-billable time incurred by our project personnel resulting from excess resource capacity adversely affects gross margins.

        Selling, marketing and administrative expenses consist primarily of salaries, bonuses, commissions and employee benefits for non-project personnel, occupancy costs, travel expenses, depreciation expense, bad debt expense and other professional fees.

        Since the second quarter of 2001, we have executed a series of cost control initiatives in our North American, European and Indian operations, resulting in gross restructuring charges of approximately $15.8 million. These charges include approximately $6.0 million in severance pay and other costs associated with an aggregate workforce reduction of 253 employees, of which 180 were billable consultants, and 73 were sales, marketing or administrative employees. The remainder of the restructuring charges relate to lease termination and other costs associated with office closures and consolidations, losses on computer hardware/software, furniture/fixtures and leasehold improvements disposals, and the disposition of cumulative currency translation adjustments. As a result of these initiatives, we closed our European office. Based on our best estimate of existing liabilities related to these restructuring initiatives, as well as the termination of previously accrued office lease obligations during the first quarter of 2003, we reversed previously recorded restructuring charges of approximately $163,000, $527,000, and $907,000 during 2001, 2002 and 2003 respectively. On May 1, 2003, we implemented further cost reduction initiatives in our North American operations, which will result in a workforce reduction of 15 employees, and an estimated restructuring charge of $0.8 million, to be recorded and paid during the second quarter of 2003. We expect future quarterly savings of approximately $0.5 million as a result of these cost reduction measures. For more detail regarding these charges, see Footnote 8—Restructuring Charges, to the Condensed Consolidated Financial Statements and Footnote 11—Subsequent Events.

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

        On October 1, 2002, we received notification from the Nasdaq Stock Market, Inc. that our stock had traded below the $1.00 minimum per share price required for continued listing on the Nasdaq National Market for more than 30 consecutive trading days. On December 31, 2002, we received notification from the Nasdaq that our stock would be delisted because of such deficiency. On February 13, 2003, and pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series, we appeared before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq's delisting determination. On March 4, 2003, we received notice from the Nasdaq Listing Qualifications Panel that we had received a temporary exemption from the $1.00 minimum per share price requirement. As such, our common stock will remain listed on the Nasdaq National Market provided that, on or before June 4, 2003, we demonstrate a closing bid price of at least $1.00 per share; and immediately thereafter we must evidence a closing bid price of $1.00 per share for a minimum of ten consecutive trading days. The Nasdaq Listing Qualifications Panel may, in its discretion, modify or terminate this exception based on developments in the SEC and Nasdaq rule making process or for other reasons. We can give no assurance that we will be able to comply with the $1.00 minimum bid requirement in the requisite time frames.

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

        Significant management judgment is required to determine the realizability of our deferred tax assets, and any valuation allowance recorded against the deferred tax assets. We evaluate the available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax will not be realized. As a result of historical operating losses, incurred and uncertainty as to the extent and timing of profitability in future periods, we recorded a valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002, which included tax benefits related to pretax losses through the third quarter of 2001. The increase in the valuation allowance recorded on our statement of operations in the first quarter of 2002 was $1.2 million, with the balance of the valuation allowance adjustment of $5.1 million reflected as a reduction of our additional paid-in capital. Similarly, we have recorded a full valuation allowance on the tax benefit associated with all pretax losses since the third quarter of 2001. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the valuation allowance would increase net income in the period such determination is made. Since the amount of the deferred tax asset considered realizable is based on significant estimates, it is at least reasonably possible that changes in the estimates could materially affect our financial conditions and results of operations.

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

        In accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Benefits and Other Costs to an Exit Activity," we have recorded specific charges associated with each of the restructuring activities that have taken place since the second quarter of 2001. At the time each restructuring is approved, we record a liability for the estimated costs associated with that restructuring plan. The consolidation or abandonment of office facilities requires us to make estimates, including contractual rental commitments for office space being vacated and related costs, offset by estimated future sublease income. We review, on a regular basis, our future sublease income assumptions. If the rental markets change, our sublease income assumptions may not be accurate, and it is possible that changes in the estimates could materially affect our financial condition and results of operations. Gross future lease payments associated with abandoned office space totaled approximately $5.3 million at March 31, 2003.

        If, in the future, we terminate office leases at terms more or less than the estimated net future obligation, the difference could materially impact our financial condition and results of operations. During the first quarter of 2003 we terminated a certain office lease for approximately $1.7 million less than the estimate of net future lease payments that were previously accrued as a restructuring charge. Also during the first quarter of 2003, as a result of our review of the future sublease income assumptions related to previously abandoned office space, we recorded additional restructuring charges of approximately $0.8 million. The aggregate impact of these two adjustments was a $0.9 million reversal of previously recorded restructuring charges during the first quarter of 2003.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of revenues of certain items included in our consolidated statements of operations.

	Three months ended March 31,
	2003	2002
Total revenues	100%	100%
Project personnel costs, including reimbursable expenses	77	167

Gross profit margin	23	(67)
Selling, marketing and administrative	77	235
Restructuring charges	(24)	63

Loss from operations	(30)	(365)
Interest income and other, net	4	11

Loss before income taxes	(26)	(354)
Income tax provision	0	59

Net loss	(26)%	(413)%

Comparison of three months ended March 31, 2002 and 2003

Service revenues

        Our service revenues increased $1.3 million, or 64%, to $3.3 million for the first quarter of 2003 from $2.0 million for the first quarter of 2002. The increase in service revenues is primarily attributable to an increase in the number and size of projects being worked on for certain existing clients, and the addition of new clients. We served a total of nine clients during the first quarter of 2003, as compared to six clients during the first quarter of 2002. We served only two of these clients during the first quarter of both 2003 and 2002. During the first quarter of 2003, our five largest clients accounted for approximately 97% of service revenues, compared to 98% of service revenues for the first quarter of 2002.

Project personnel costs

        Our project personnel costs decreased $1.0 million, or 29%, to $2.4 million for the first quarter of 2003 from $3.4 million for the first quarter of 2002. This decrease was primarily due to a reduction in salary, payroll tax and benefit costs associated with fewer project personnel during the first quarter of 2003, as compared to the first quarter of 2002. Employee project personnel decreased from 178 at March 31, 2002 to 109 at March 31, 2003, primarily as a result of workforce reductions executed during this time period, as well as voluntary employee turnover.

Selling, marketing and administrative

        Our selling, marketing and administrative expenses decreased $2.1 million, or 42%, to $2.9 million for the first quarter of 2003 from $5.0 million for the first quarter of 2002. This decrease was primarily due to a $0.8 million reduction in salary, payroll tax and benefit costs associated with fewer selling, marketing and administrative employees during the first quarter of 2003, as compared to the first quarter of 2002, and a decrease in guaranteed compensation to a key executive of $0.4 million during the first quarter of 2003. Our selling, marketing and administrative staff decreased from 60 employees at March 31, 2002, to 31 employees at March 31, 2003, primarily as a result of workforce reductions executed during this time period, as well as voluntary employee turnover. Also contributing to this overall decrease in selling, marketing and administrative expenses was a $0.5 million reduction in facilities cost, related to office space closures undertaken as part of our restructuring efforts during the third quarter of 2002. The remaining decrease of $0.4 million is attributable to reductions in, marketing costs, travel and entertainment costs, and other administrative costs.

Restructuring charges

        During January 2002, we executed cost control measures in our North American and Indian operations, resulting in a workforce reduction of 98 employees, as well as certain office closures. The aggregate financial impact of these measures was a charge of approximately $1.3 million, taken during the first quarter of 2002, primarily consisting of severance pay and lease termination costs.

        During the first quarter of 2003, approximately $907,000 of previously recorded restructuring charges were reversed. This reversal was attributable to a negotiated lease termination associated with office space previously abandoned, at terms more favorable to those originally anticipated at the time the restructuring charge related to this office closure was taken.

Other income

        Other income decreased 40% to $0.1 million for the first quarter of 2003 from $0.2 million for the first quarter of 2002. This decrease was attributable to a decrease in interest income, partially offset by a decrease in foreign currency translation losses. The decrease in interest income was a result of both a decline in interest rates during the first quarter of 2003, as well as a decrease in cash and equivalents during the first quarter of 2003, as compared to the first quarter of 2002. All cash has been invested in short-term, interest bearing, investment grade obligations.

Provision for (benefit from) income taxes

        Income tax expense (benefit) represents combined federal, state, and foreign taxes. Our ability to realize tax benefits is contingent upon our ability to generate taxable income in the future. As a result of historical operating losses incurred, and uncertainty as to the extent and timing of profitability in future periods, we recorded a valuation allowance against the deferred tax asset of approximately $6.3 million during the quarter ended March 31, 2002, which included tax benefits related to pretax losses through the third quarter of 2001. The increase in the valuation allowance recorded on the our statement of operations in the first quarter was $1.2 million, with the balance of the valuation allowance adjustment of $5.1 reflected as a reduction of our additional paid-in capital. Similarly, we have recorded a full valuation allowance on the tax benefit associated with all pre-tax losses since the third quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have funded operations and investments in property and equipment primarily from cash on hand, through cash generated from operations, and the sale of common stock. We had no outstanding debt as of March 31, 2003.

        Cash and cash equivalents decreased to $35.2 million at March 31, 2003 from $40.3 million at December 31, 2002. The decrease was due primarily to a $5.0 million net decrease in cash from operating activities, which includes approximately $1.2 million paid under a lease termination settlement. We currently have no material commitments for capital expenditures.

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

        Our cash has been invested in short-term, interest-bearing, investment-grade obligations. As such, our interest income could be affected by fluctuations in prevailing interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On April 23, 2003, one of our stockholders filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against Tanning, our board of directors, and Platinum Equity alleging claims of breach of fiduciary duty. The complaint seeks an injunction preventing Tanning's merger with Tiger Holding Corporation, rescission of the merger, in the event the merger is completed, compensatory damages, and an award of costs and attorneys' fees. We believe the claims are without merit, and intend to defend vigorously against these claims.

Item 2. Changes in Securities and Use of Proceeds

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated April 18, 2003, among Tiger Holding Corporation, Tiger Merger Subsidiary and Tanning(2)
3.1	Certificate of Incorporation of Tanning, as amended and restated(1)
3.2	Bylaws of Tanning, as amended and restated(1)
10.1	Tanning Technology Corporation Change in Control Plan
10.2	Tanning Technology Corporation Change in Control Plan Notice of Participation dated March 21, 2003 between Gregory A. Conley and Tanning
10.3	Tanning Technology Corporation Change in Control Plan Notice of Participation dated March 21, 2003 between Larry G. Tanning and Tanning
10.4	Tanning Technology Corporation Change in Control Plan Notice of Participation dated March 21, 2003 between Katherine L. Scherping and Tanning
10.5	Tanning Technology Corporation Change in Control Plan Notice of Participation dated March 21, 2003 between Mark S. Teflian and Tanning
10.6	Tanning Technology Corporation Change in Control Plan Notice of Participation dated March 21, 2003 between Adesh K. Gupta and Tanning
99.1	Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995
99.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.

(2)
Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Commission on April 21, 2003.

(b)
Reports on Form 8-K.

        We did not file any Reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANNING TECHNOLOGY CORPORATION
Date: May 1, 2003	By: /s/ GREGORY A. CONLEY Name: Gregory A. Conley Title: Chief Executive Officer and Director
Date: May 1, 2003	By: /s/ KATHERINE L. SCHERPING Name: Katherine L. Scherping Title: Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: May 1, 2003

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

Date: May 1, 2003

/s/ KATHERINE L. SCHERPING Katherine L. Scherping Chief Financial Officer

TANNING TECHNOLOGY CORPORATION

Exhibit Index to Quarterly Report
On Form 10-Q for the Quarterly Period
Ended March 31, 2003

Exhibit	Description
2.1	Agreement and Plan of Merger dated April 18, 2003, among Tiger Holding Corporation, Tiger Merger Subsidiary and Tanning(2)
3.1	Certificate of Incorporation of Tanning, as amended and restated(1)
3.2	Bylaws of Tanning, as amended and restated(1)
10.1	Tanning Technology Corporation Change in Control Plan
10.2	Tanning Technology Corporation Change in Control Plan Notice of Participation dated March 21, 2003 between Gregory A. Conley and Tanning
10.3	Tanning Technology Corporation Change in Control Plan Notice of Participation dated March 21, 2003 between Larry G. Tanning and Tanning
10.4	Tanning Technology Corporation Change in Control Plan Notice of Participation dated March 21, 2003 between Katherine L. Scherping and Tanning
10.5	Tanning Technology Corporation Change in Control Plan Notice of Participation dated March 21, 2003 between Mark S. Teflian and Tanning
10.6	Tanning Technology Corporation Change in Control Plan Notice of Participation dated March 21, 2003 between Adesh K. Gupta and Tanning
99.1	Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995
99.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Commission on April 21, 2003.

(2)
Incorporated herein by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-78657) filed with the Commission on July 22, 1999.